Form 10-Q
period 1995-01-27
ISCO INC
filed 1995-03-08
CIK 773730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 O15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 27, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to
                                    ------------    ------------

     Commission file number   0-14429
                            -----------

                                   Isco, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Nebraska                                47-0461807
  ------------------------           ------------------------------------
  (State of Incorporation)           (I.R.S. Employer Identification No.)


     4700 Superior Street,  Lincoln, Nebraska               68504-1398
     ----------------------------------------               ----------
     (Address of principal executive offices)               (Zip Code)


                                 (402) 464-0231
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
   -----    -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of February 24, 1995:



Common Stock, $0.10 par value                               5,377,931
- - -----------------------------                           ----------------
           Class                                        Number of Shares

                           ISCO, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS



                                                                           Page
                                                                          Number
                                                                          ------


                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited):

         Condensed Consolidated Statements of Earnings                       3

         Condensed Consolidated Balance Sheets                               4

         Condensed Consolidated Statements of Cash Flows                     5


         Notes to Condensed Consolidated Financial Statements                6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 7


                           PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                10

                           ISCO, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)


(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                    Three months ended       Six months ended
                                    ------------------     -------------------
                                     Jan 27     Jan 28      Jan 27      Jan 28
                                      1995       1994        1995        1994
                                    -------     ------     -------     -------
Net sales                           $10,431     $9,300     $20,695     $19,166
Cost of sales                         4,014      3,997       7,907       7,895
                                    -------     ------     -------     -------
                                      6,417      5,303      12,788      11,271

Expenses:
  Selling, general,
    and administrative                4,208      3,521       8,036       7,304
  Research and engineering            1,169      1,149       2,294       2,296
                                    -------     ------     -------     -------
                                      5,377      4,670      10,330       9,600

Operating income                      1,040        633       2,458       1,671
Non-operating income                    366        375         702         681
                                    -------     ------     -------     -------
Earnings before income taxes          1,406      1,008       3,160       2,352
Income taxes                            419        314       1,024         765
                                    -------     ------     -------     -------
Net earnings                        $   987     $  694     $ 2,136     $ 1,587
                                    -------     ------     -------     -------
                                    -------     ------     -------     -------

Net earnings per share (Note 3)        $.18       $.13        $.40        $.29
                                    -------     ------     -------     -------
                                    -------     ------     -------     -------

Weighted average number of
  shares outstanding (Note 3)         5,378      5,488       5,378       5,488
                                    -------     ------     -------     -------
                                    -------     ------     -------     -------


Cash dividend per share                $.05       $.05        $.10        $.09
                                    -------     ------     -------     -------
                                    -------     ------     -------     -------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           ISCO, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


(COLUMNAR AMOUNTS IN THOUSANDS)

                                                   Jan 27      Jul 29
                                                    1995        1994
                                                   --------    ------
                                     ASSETS
Current assets:
  Cash and cash equivalents                        $ 3,041     $ 3,683
  Short-term investments                             5,865       9,782
  Accounts receivable - trade, net
    of allowance for doubtful accounts
    of $64,746 and $61,665                           6,410       6,105
  Inventories (Note 6)                               7,151       5,274
  Other current assets                               1,408       1,102
                                                   -------     -------
         Total Current Assets                       23,875      25,946

Property, plant, and equipment,
  net of accumulated depreciation
  of $12,719,963 and $12,042,755                     8,817       8,994
Long-term investments                               11,231       7,421
Other assets                                         1,586       1,605
                                                   -------     -------
Total Assets                                       $45,509     $43,966
                                                   -------     -------
                                                   -------     -------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $ 1,154     $   612
  Other current liabilities                          2,002       2,498
                                                   -------     -------
         Total Current Liabilities                   3,156       3,110

Deferred income taxes                                1,088       1,111
Shareholders' equity (Notes 3 and 4):
  Preferred stock, $.10 par value, authorized
    5,000,000 shares; issued none
  Common stock, $.10 par value, authorized
    15,000,000 shares; issued 5,978,538 shares         598         598
  Additional paid-in capital                        36,838      36,838
  Retained earnings                                  5,609       4,011
  Net unrealized holding gain(loss) on
    available-for-sale securities (Note 2)            (369)       (291)
  Treasury stock, at cost, 600,607 shares           (1,411)     (1,411)
                                                   -------     -------
         Total Shareholders' Equity                 41,265      39,745
                                                   -------     -------
Total Liabilities and Shareholders' Equity         $45,509     $43,966
                                                   -------     -------
                                                   -------     -------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           ISCO, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Six months ended
                                                   -------------------
                                                    Jan 27      Jan 28
(COLUMNAR AMOUNTS IN THOUSANDS)                      1995        1994
                                                   -------     -------
Cash flows from operating activities:
  Net earnings                                     $ 2,136     $ 1,587
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                    997         967
      Change in operating assets
         and liabilities                            (2,434)       (494)
      Other                                            (51)       (198)
                                                   -------     -------
  Total adjustments                                 (1,488)        275
                                                   -------     -------
  Net cash provided by operating activities            648       1,862
                                                   -------     -------


Cash flows from investing activities:
  Proceeds from sale of available-for-sale
    securities                                           8       1,193
  Proceeds from maturity of held-to-maturity
    securities                                       3,492       5,362
  Proceeds from sale of property, plant, and
    equipment                                          104          87
  Purchase of available-for-sale securities            (71)     (2,803)
  Purchase of held-to-maturity securities           (3,531)     (5,516)
  Purchase of property, plant, and equipment          (704)       (297)
  Investment in Geomation, Inc.                         --        (500)
  Other                                                (50)        (39)
                                                   -------     -------
  Net cash used in investing activities               (752)     (2,513)
                                                   -------     -------

Cash flows from financing activities:
  Cash Dividends paid                                 (538)       (513)
  Purchase of stock                                     --          (2)
                                                   -------     -------
  Net cash used in financing activities               (538)       (515)
                                                   -------     -------

Cash and cash equivalents:
  Net increase (decrease)                             (642)     (1,166)
  Balance at beginning of year                       3,683       1,688
                                                   -------     -------
  Balance at end of period                         $ 3,041     $   522
                                                   -------     -------
                                                   -------     -------

During the six months ended January 27, 1995 and January 28, 1994, the Company made income tax payments of approximately $1,418,000 and $488,000, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           ISCO, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Columnar amounts in thousands)
                                January 27, 1995


Note 1: In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary for a fair presentation of the financial position of the Company and the results of operations for the interim periods presented herein. All such adjustments are of a normal recurring nature. Results of operations for the current unaudited interim period are not necessarily indicative of the results which may be expected for the entire fiscal year. All significant inter-company transactions and accounts have been eliminated.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in the Annual Report for the year ended July 29, 1994 on Form 10K.

Note 2: The Company elected to adopt Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" in fiscal year 1994. This Statement requires the use of fair value accounting for those securities the Company identifies as trading and available-for-sale, but retains the use of the amortized cost method for investments in debt securities that the Company has the positive intent and ability to hold to maturity. Unrealized holding gains and losses are included in earnings for trading securities and are shown as a separate component of shareholders' equity for available-for-sale securities net of effects of income taxes. The Company held no trading securities during the periods reported, therefore, the accounting change had no effect on net income.

Note 3: Net earnings per share are based on the weighted average number of common and common equivalent shares outstanding adjusted for the 15% stock dividend of December 1, 1993. Dilutive common stock equivalents consist of shares issuable upon exercise of stock options. Fully diluted net earnings per share are not presented because they are not materially different from primary net earnings per share.

Note 4: On February 16, 1995, the Board of Directors declared a quarterly cash dividend of $.05 per share, payable April 1, 1995 to shareholders of record on March 10, 1995.

Note 5: Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

Note 6: Inventories are valued at the lower of cost or market, principally on the last-in, first-out (LIFO) basis. The composition of inventories is as follows:


                                        Jan 27, 1995  Jul 29, 1994
                                        ------------  ------------
     Raw materials                         $3,201        $2,084
     Work-in-process                        2,548         1,927
     Finished goods                         1,402         1,263
                                           ------        ------
                                           $7,151        $5,274
                                           ------        ------
                                           ------        ------

Had inventories been valued on the first-in, first-out (FIFO) basis, they would have been approximately $1,069,000 and $1,064,000 higher than reported on the LIFO basis at January 27, 1995 and July 29, 1994, respectively.


Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                         (Columnar amounts in thousands)


SALES ANALYSIS AND REVIEW.

NET SALES TO UNAFFILIATED CUSTOMERS BY BUSINESS SEGMENT

                               Three months ended      Six months ended
                              -------------------    ------------------
                              1/27/95     1/28/94    1/27/95     1/28/94
                              -------     -------    -------     -------
Water pollution
   monitoring instruments     $ 6,838     $6,055     $13,923     $12,895
Separation instruments          3,593      3,245       6,772       6,271
                              -------     ------     -------     -------
Total net sales               $10,431     $9,300     $20,695     $19,166
                              -------     ------     -------     -------
                              -------     ------     -------     -------

WATER POLLUTION MONITORING INSTRUMENTS. Sales for the three- and six-month periods, ended January 27, 1995, were up 12.9 percent and eight percent, respectively, when compared with the same periods last year. For the periods under review, domestic sales were up 13.0 percent and 7.8 percent, respectively, and international sales were up 12.5 percent and nine percent, respectively. When compared to last year, six-month wastewater samplers and flow meter sales and leasing revenues were up, while parameter monitoring product sales were down. Orders received during the first six months were up 13.6 percent over last year. The segment's order backlog at mid-year was $1.9 million, eight percent lower than at the beginning of the fiscal year. A total organic carbon
(TOC) analyzer for process monitoring in wastewater treatment plants was introduced to the market just prior to the end of the second quarter.

SEPARATION INSTRUMENTS. Sales for the three- and six-month periods, ended January 27, 1995, were up, 10.7 percent and eight percent, respectively, when compared to the same periods last year. For the periods under review, domestic sales were down 10.2 percent and 1.9 percent, respectively, and international sales were up 51.2 percent and 28.5 percent, respectively. When compared to last year, six-month syringe pump and supercritical fluid extraction (SFE) sales were up, while liquid chromatography (LC) sales were down and auto sampler sales were flat. Orders received during the first six months were up 21.6 percent over last year. The segment's order backlog at mid-year was $2.4 million, 33.4 percent higher than at the beginning of the fiscal year.


OPERATING INCOME ANALYSIS AND REVIEW.

OPERATING INCOME BY BUSINESS SEGMENT

                               Three months ended     Six months ended
                              -------------------    -------------------
                              1/27/95     1/28/94    1/27/95     1/28/94
                              -------     -------    -------     -------
Water pollution
   monitoring instruments     $ 1,062     $  453     $ 2,625     $ 1,455
Separation instruments            (22)       180        (167)        216
                              -------     ------     -------     -------

Total operating income        $ 1,040     $  633     $ 2,458     $ 1,671
                              -------     ------     -------     -------
                              -------     ------     -------     -------

WATER POLLUTION MONITORING INSTRUMENTS. The operating income generated by this segment for the three- and six-month periods was up 134.5 and 80.3 percent, respectively. The growth in operating income is the result of improved sales and gross profit margin for the periods under review. Compared with the same periods one year ago, operating expenses for the three months were up $203,000 and for the six months were down $45,000. Both periods include significant legal expenses in connection with the Marsh-McBirney lawsuit. On February 16, 1995 the U.S. District Court of Maryland entered a judgement in favor of the Company. The plaintiff, Marsh-McBirney, has appealed the judgement in favor of the Company.

SEPARATION INSTRUMENTS. This segment generated an operating loss for three- and six-month periods of $22,000 and $167,000, respectively, which compares with $180,000 and $216,000 of operating income generated for the respective periods last year. Operating expenses for the three-and six-month periods increased $503,000 and $775,000, respectively, over the comparable periods last year. Increased engineering, marketing and selling expenses, during the first six months of this fiscal year, were associated mainly with the introduction to the market of the segment's automated SFE system. The increased operating expenses more than offset the increase in sales and improvement in gross margin for the period under review.

RESULTS OF OPERATIONS.

The following table sets forth, for the three- and six-month periods indicated, the percentages which certain components of the Condensed Consolidated Statements of Earnings bear to net sales and the percentage of change of such components (based on actual dollars) compared with the same periods of the prior year.

                             Three Months Ended                Six months ended
                         ---------------------------     ----------------------------
                         1/27/95    1/28/94   Change     1/27/95    1/28/94    Change
                         -------    -------   ------     -------    -------    ------
Net sales                100.0%     100.0%    12.2 %     100.0%     100.0%      8.0 %
Cost of sales             38.5       43.0      0.5        38.2       41.2       0.2
                         -----      -----                -----      -----
                          61.5       57.0     21.0        61.8       58.8      13.5
Expenses:
  Selling, general,
    & administrative      40.3       37.9     19.5        38.8       38.1      10.0
  Research
    & engineering         11.2       12.4      1.7        11.1       12.0      (0.1)
                         -----      -----                -----      -----
                          51.5       50.3     15.1        49.9       50.1       7.6
Operating income          10.0        6.7     64.3        11.9        8.7      47.1
Non-operating
  income                   3.5        4.0     (2.4)        3.4        3.6       3.1
                         -----      -----                -----      -----
Earnings before
  income taxes            13.5       10.7     39.5        15.3       12.3      34.3
Income taxes               4.0        3.4     33.5         4.9        4.0      33.8
                         -----      -----                -----      -----
Net earnings               9.5%       7.3%    42.2        10.4%       8.3%     34.6
                         -----      -----                -----      -----
                         -----      -----                -----      -----

For the three- and six-month periods the gross profit margin percentage improved
4.5 and 3.0 percentage points, respectively, compared with the same periods last year. This improvement is the result of a shift in the sales mix to higher margin products. The effective income tax rate for the six-month period remained steady at approximately 32 percent. For the three-month period it declined from 31 percent to 30 percent as a result of permanent differences which caused taxable income to be lower than financial statement before-tax income.

Based on year-to-date performance and the outlook for the remainder of the year, management anticipates fiscal 1995 sales to grow 10 percent to 12 percent and earnings to grow approximately 25 percent.


FINANCIAL CONDITION AND LIQUIDITY.

At January 27, 1995, the Company's working capital was nearly $21 million and its current ratio was 7.6:1. Cash flows from operations were $648,000 for the six months ended January 27, 1995 compared with $1,862,000 for the same period last year. The decrease occurred because of the growth in the Company's inventories. Finished goods inventory was up slightly, while the raw materials and work-in-process inventories increased significantly in anticipation of the demand for new products.

INFLATION.

The impact of inflation on the costs of the Company and its ability to pass on cost increases in the form of increased prices is dependent upon market conditions and the competitive environment for each of its business segments. The general level of inflation in the domestic economy has been relatively low for the past several years, and has not had a significant impact on the Company.


                           PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of Shareholders was held on December 8, 1994. The following persons were elected to serve a two-year term on the Company's Board of Directors.

           Nominee             In Favor      Opposed     Withheld
- - ----------------------------   ---------     -------     --------
Douglas M. Grant               4,877,197        --        18,431
Robert B. Harris               4,872,702        --        22,926
Harris Wagenseil               4,872,600        --        23,028
Philip M. Wittig               4,877,197        --        18,431


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ISCO, INC.



                                             BY /s/ Philip M. Wittig
                                               --------------------------------
                                                    Philip M. Wittig, Treasurer
                                                    and Chief Financial Officer


Date:  March 7, 1995