Form 10-Q
period 1995-04-28
ISCO INC
filed 1995-06-09
CIK 773730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 28, 1995

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to

     Commission file number   0-14429
                           ------------

                                   Isco, Inc.
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Nebraska                         47-0461807
        ------------------------   -------------------------------------
        (State of Incorporation)    (I.R.S. Employer Identification No.)


         4700 Superior Street,  Lincoln, Nebraska            68504-1398
         ----------------------------------------            ----------
         (Address of principal executive offices)            (Zip Code)


                                  (402) 464-0231
              -----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 26, 1995:



Common Stock, $0.10 par value                            5,351,931
- -----------------------------                         ----------------
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

                           ISCO, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
 -------------------------------------------

                                        THREE MONTHS ENDED  NINE MONTHS ENDED
                                        ------------------  -----------------
                                        Apr 28     Apr 29   Apr 28    Apr 29
                                         1995       1994     1995      1994
                                        -------    ------   -------   -------
Net sales                               $11,451    $9,805   $32,146   $28,971
Cost of sales                             5,020     3,973    12,928    11,868
                                        -------    ------   -------   -------
                                          6,431     5,832    19,218    17,103
Expenses:
 Selling, general,
   and administrative                     4,492     3,601    12,528    10,904
 Research and engineering                 1,098     1,125     3,392     3,421
                                        -------    ------   -------   -------
                                          5,590     4,726    15,920    14,325

Operating income                            841     1,106     3,298     2,778

Non-operating income                        441       307     1,143       987
                                        -------    ------   -------   -------
Earnings before income taxes              1,282     1,413     4,441     3,765

Income taxes                                426       438     1,449     1,203
                                        -------    ------   -------   -------
Net earnings                            $   856    $  975   $ 2,992   $ 2,562
                                        -------    ------   -------   -------
                                        -------    ------   -------   -------


Net earnings per share (Note 4)            $.16      $.18      $.56      $.47
                                           ----      ----      ----      ----
                                           ----      ----      ----      ----
Weighted average number of
 shares outstanding (Note 4)              5,370     5,487     5,375     5,488
                                          -----     -----     -----     -----
                                          -----     -----     -----     -----

Cash dividend per share                    $.05      $.05      $.15      $.14
                                           ----      ----      ----      ----
                                           ----      ----      ----      ----

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           ISCO, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

(COLUMNAR AMOUNTS IN THOUSANDS)
 -----------------------------
                                                          Apr 28     Jul 29
                                                           1995        1994
                                                          -------    -------
                                     ASSETS
Current assets:
  Cash and cash equivalents                               $ 1,726    $ 3,683
  Short-term investments                                    6,226      9,782
  Accounts receivable - trade, net
    of allowance for doubtful accounts
    of $77,228 and $61,665                                  7,646      6,105
  Inventories (Note 6)                                      7,383      5,274
  Other current assets                                      1,369      1,102
                                                          -------    -------
           Total Current Assets                            24,350     25,946
Property, plant, and equipment,
  net of accumulated depreciation
  of $13,108,287 and $12,042,755                            8,625      8,994

Long-term investments                                      11,651      7,421

Other assets                                                1,642      1,605
                                                          -------    -------

Total Assets                                              $46,268    $43,966
                                                          -------    -------
                                                          -------    -------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                        $   835    $   612
  Other current liabilities                                 2,720      2,498
                                                          -------    -------

           Total Current Liabilities                        3,555      3,110

Deferred income taxes                                       1,061      1,111

Shareholders' equity (Notes 4 and 5):
  Preferred stock, $.10 par value, authorized
    5,000,000 shares; issued none
 Common stock, $.10 par value, authorized
    15,000,000 shares; issued 5,978,538 shares                598        598
Additional paid-in capital                                 36,838     36,838
Retained earnings                                           6,196      4,011
Net unrealized holding gain(loss) on
  available-for-sale securities (Note 3)                     (316)      (291)
Treasury stock, at cost, 626,607 and
  600,607 shares                                           (1,664)    (1,411)
                                                          -------    -------
           Total Shareholders' Equity                      41,652     39,745
                                                          -------    -------

Total Liabilities and Shareholders' Equity                $46,268    $43,966
                                                          -------    -------
                                                          -------    -------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           ISCO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         NINE MONTHS ENDED
                                                        -------------------
                                                        Apr 28      Apr 29
(COLUMNAR AMOUNTS IN THOUSANDS)                          1995        1994
 -----------------------------                          -------     -------
Cash flows from operating activities:
  Net earnings                                          $ 2,992     $ 2,562
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                       1,511       1,455
      Change in operating assets
         and liabilities                                 (3,358)        336
      Other                                                (268)        (67)
                                                        -------     -------
  Total adjustments                                      (2,115)      1,724
                                                        -------     -------
  Net cash provided by operating activities                 877       4,286
                                                        -------     -------
Cash flows from investing activities:
  Proceeds from sale of available-for-sale
    securities                                                8       4,023
  Proceeds from maturity of held-to-maturity
    securities                                            4,300       6,668
  Proceeds from sale of property, plant, and
    equipment                                               140         111
  Purchase of available-for-sale securities                (216)     (3,075)
  Purchase of held-to-maturity securities                (4,926)     (9,510)
  Purchase of property, plant, and equipment               (965)       (521)
    Investment in Geomation, Inc.                            --        (500)
  Other                                                    (115)        (71)
                                                        -------     -------
  Net cash used in investing activities                  (1,774)     (2,875)
                                                        -------     -------

Cash flows from financing activities:
  Cash dividends paid                                      (807)       (788)
  Purchase of stock                                        (253)         (2)
                                                        -------     -------
  Net cash used in financing activities                  (1,060)       (790)
                                                        -------     -------

Cash and cash equivalents:
  Net increase (decrease)                                (1,957)        621
  Balance at beginning of year                            3,683       1,688
                                                        -------     -------
  Balance at end of period                              $ 1,726     $ 2,309
                                                        -------     -------
                                                        -------     -------

During the nine months ended April 28, 1995 and April 29, 1994, the Company made income tax payments of approximately $1,577,584 and $514,000, respectively.


The accompanying notes are an integral part of the condensed consolidated financial statements.

                           ISCO, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Columnar amounts in thousands)
                                 April 28, 1995


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

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in the Annual Report on Form 10K for the year ended July 29, 1994.

Note 2: Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

Note 3: The Company elected to adopt Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" in fiscal year 1994. This Statement requires the use of fair value accounting for those securities the Company identifies as trading and available-for-sale, but retains the use of the amortized cost method for investments in debt securities that the Company has the positive intent and ability to hold to maturity. Unrealized holding gains and losses are included in earnings for trading securities and are shown as a separate component of shareholders' equity for available-for-sale securities net of effects of income taxes. The Company held no trading securities during the periods reported, therefore, the accounting change had no effect on net income.

Note 4: Net earnings per share are based on the weighted average number of common and common equivalent shares outstanding adjusted for the 15% stock dividend of December 1, 1993. Dilutive common stock equivalents consist of shares issuable upon exercise of stock options. Fully diluted net earnings per share are not presented because they are not materially different from primary net earnings per share.

Note 5: On May 18, 1995, the Board of Directors declared a quarterly cash dividend of $.05 per share, payable July 1, 1995 to shareholders of record on June 9, 1995.

Note 6: Inventories are valued at the lower of cost or market, principally on the last-in, first-out (LIFO) basis. The composition of inventories is as follows:

                                             Apr 28, 1995   Jul 29, 1994
                                             ------------   ------------
             Raw materials                      $3,313         $2,084
             Work-in-process                     2,692          1,927
             Finished goods                      1,378          1,263
                                                ------         ------
                                                $7,383         $5,274
                                                ------         ------
                                                ------         ------

Had inventories been valued on the first-in, first-out (FIFO) basis, they would have been approximately $1,064,000 higher than reported on the LIFO basis at both April 28, 1995 and July 29, 1994.


Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS
                        (Columnar amounts in thousands)

SALES ANALYSIS AND REVIEW.

NET SALES TO UNAFFILIATED CUSTOMERS BY BUSINESS SEGMENT

                                       Three Months Ended   Nine Months Ended
                                       ------------------   -----------------
                                       4/28/95    4/29/94   4/28/95   4/29/94
                                       -------    -------   -------   -------
Water pollution
   monitoring instruments              $ 8,110    $6,514    $22,033   $19,408
Separation instruments                   3,341     3,291     10,113     9,563
                                       -------    ------    -------   -------
Total net sales                        $11,451    $9,805    $32,146   $28,971
                                       -------    ------    -------   -------
                                       -------    ------    -------   -------

WATER POLLUTION MONITORING INSTRUMENTS. Sales for the three- and nine-month periods, ended April 28, 1995, were up 25 percent and 14 percent, respectively, compared with the same periods last year. The segment had record sales during the third quarter fiscal 1995. When compared with the third quarter last year, domestic sales were up 55 percent while international sales were down 39 percent. For the comparable nine-month periods, domestic sales were up 13 percent and international sales were up 17 percent. During the nine months, sales of wastewater samplers and leasing revenues exceeded expectations. Sales of flow meters and parameter monitoring instruments were below expectations. However, flow meter sales were higher than the same period last year, while parameter monitoring instrument sales were lower. The order backlog at the end of the third quarter was $1.3 million, 31 percent below the order backlog at the beginning of the quarter.

SEPARATION INSTRUMENTS. Sales for the three- and nine-month periods, ended April 28, 1995, were up two and six percent, respectively, compared with the same periods last year. When compared with the third quarter last year, domestic sales were up 91 percent while international sales were down 39 percent. For the comparable nine-month periods, domestic sales were down four percent while international sales were up

25 percent. For the nine months, sales of syringe pumps were significantly above expectations and last year, while sales of supercritical fluid extraction
(SFE) products were below expectations but were nearly double sales for the same period last year. For the same period, sales of liquid chromatography (LC) products were significantly below expectations and last year. Orders received during the third quarter were 21 percent less than last year's third quarter. The segment's order backlog at the end of the third quarter was $1.9 million, 20 percent below the order backlog at the beginning of the quarter.

OPERATING INCOME ANALYSIS AND REVIEW.

OPERATING INCOME BY BUSINESS SEGMENT.

                                       Three Months Ended   Nine Months Ended
                                       ------------------   -----------------
                                       4/28/95    4/29/94   4/28/95   4/29/94
                                       -------    -------   -------   -------
Water pollution
   monitoring instruments               $ 969     $1,019    $3,594    $2,475
Separation instruments                   (128)        87      (296)      303
                                        -----     ------    ------    ------

Total operating income                  $ 841     $1,106    $3,298    $2,778
                                        -----     ------    ------    ------
                                        -----     ------    ------    ------

WATER POLLUTION MONITORING INSTRUMENTS. The operating income generated by this segment for the three-month period was down five percent while for the nine-month period it was up 45 percent, compared with the same periods last year. On a year-to-year basis, the segment's gross margin percentage for the three months declined 5.6 percentage points, primarily the result of writing off $300,000 of obsolete inventory during the quarter. The newly installed MRP system provided the means of readily identifying obsolete inventory. However, even with the inventory write-off in the third quarter, the gross margin percentage for the nine months improved .3 percentage point, due to 14 percent higher sales. Year-to-year operating expenses for the nine-month period increased by $526,000. The cost of resolving the Marsh-McBirney lawsuit, reported last quarter, accounts for a majority of the increase in operating expenses.

SEPARATION INSTRUMENTS. This segment generated an operating loss of $128,000 and 296,000, respectively, for the three- and nine-month periods, compared with operating income of $87,000 and $303,000 for the same periods last year. On a year-to-year basis, the segment's gross margin for the three- and nine-months improved 1.5 and 1.6 percentage points, respectively. The improvement was primarily the result of increased sales. Year-to-year operating expenses for the nine-month period increased by $1,069,000, primarily in marketing and sales. Marketing and sales continued their efforts to ensure market leadership in SFE by incurring significant costs for the introduction of the 3560 automated SFE systems. Commissions and freight costs also increased as the result of change in the sales mix of customers and products.

RESULTS OF OPERATIONS.

The following table sets forth, for the three- and nine-month periods indicated, the percentages which certain components of the Condensed Consolidated Statements of Earnings bear to net sales and the percentage of change of such components (based on actual dollars) compared with the same periods of the prior year.

                              Three Months Ended        Nine Months Ended
                           ------------------------  -----------------------
                           4/28/95  4/29/94  Change  4/28/95  4/29/94  Change
                           -------  -------  ------- -------  -------  -----
Net sales                   100.0%   100.0%   16.8 %  100.0%   100.0%  11.0 %
Cost of sales                43.8     40.5    26.4     40.2     41.0    8.9
                            -----    -----            -----    -----
                             56.2     59.5    10.3     59.8     59.0   12.4
Expenses:
 Selling, general,
  & administrative           39.2     36.7    24.7     39.0     37.6   14.9
 Research
  & engineering               9.6     11.5    (2.4)    10.5     11.8    (.8)
                            -----    -----            -----    -----
                             48.8     48.2    18.3     49.5     49.4   11.1
                            -----    -----            -----    -----
Operating income              7.4     11.3   (24.0)    10.3      9.6   18.7
Non-operating
  income                      3.8      3.1    43.6      3.5      3.4   15.8
                            -----    -----            -----    -----
Earnings before
  income taxes               11.2     14.4    (9.3)    13.8     13.0   18.0
Income taxes                  3.7      4.5    (2.7)     4.5      4.2   20.4
                            -----    -----            -----    -----
Net earnings                  7.5%     9.9%  (12.2)     9.3%     8.8%  16.8
                            -----    -----            -----    -----
                            -----    -----            -----    -----

The changes in gross margin percentages and operating expenses for each segment were reviewed in the preceding sections. For the three- and nine-month periods, the effective income tax rate was 33.2 percent and 32.6 percent, respectively, which compares to 31.0 percent and 32.0 percent for the same periods last year. The change is due mainly to the increase in the estimated state income taxes combined with the lack of R&D tax credits in the current year.

Management expects sales growth of 10 percent to 12 percent for fiscal year 1995. However, earnings are expected to grow at only 18 percent to 20 percent as a result of the inventory write-off discussed above.


FINANCIAL CONDITION AND LIQUIDITY.

At April 28, 1995, the Company's working capital was nearly $21 million and its current ratio was 6.8:1. Cash flows from operations were $877,000 for the nine months ended April 28, 1995 compared with $4,286,000 for the same period last year. The decrease occurred because of the growth in the Company's inventories and accounts receivable. Finished goods inventory was up slightly, while the raw materials and work-in-process inventories increased significantly in anticipation of the demand for new products. Accounts receivable increased as a result of higher sales.

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

                                       ISCO, INC.


                                       BY /s/ Robert W. Allington
                                         -----------------------------------
                                         Robert W. Allington, President
                                         and Chief Executive Officer


                                       BY /s/ Philip M. Wittig
                                         -----------------------------------
                                         Philip M. Wittig, Treasurer
                                         and Chief Financial Officer


Date:  June 8, 1995