Form 10-K
period 1995-07-28
ISCO INC
filed 1995-10-25
CIK 773730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

     For the fiscal year ended July 28, 1995

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934   [No Fee Required]

     For the Transition Period From          to
                                    --------    --------
     Commission File No. 0-14429

                                ISCO, INC.
           ----------------------------------------------------
          (Exact name of Registrant as specified in its charter)

             Nebraska                          47-0461807
      ---------------------         ---------------------------------
     (State of incorporation)       (I.R.S. Employer Identification No.)

      4700 Superior Street, Lincoln, Nebraska              68504-1398
      ---------------------------------------              ----------
     (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (402) 464-0231
                                                           --------------

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.10 par value
                          -----------------------------
                                (Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes X     No
                                   ---      ----

As of September 22, 1995, 5,351,931 shares of Common Stock of Isco, Inc., were outstanding and the aggregate market value of such Common Stock held by nonaffiliates was approximately $29,086,344.

                        DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for Annual Meeting of Shareholders to be held December 14, 1995
- Part III.

                                     PART I
ITEM 1. BUSINESS.

GENERAL

Isco, Inc., founded as a Nebraska corporation in 1959 under the name Instrumentation Specialties Company, Inc., operates with two main divisions. The Environmental Division designs and manufactures water pollution monitoring instruments and markets them worldwide. Products include wastewater samplers, flow measuring devices, parameter monitoring instruments, and total organic carbon (TOC) analyzers which are used by industry and government to monitor compliance with water pollution regulations. The Separation Instruments Division designs and manufactures scientific instruments used in research and testing laboratories and markets them worldwide. Products include liquid chromatography products, supercritical fluid extraction (SFE) products, and syringe pumps.

The Company's founder, Robert W. Allington, has been the controlling shareholder, chairman of the board, president, and chief executive officer since inception. On October 6, 1995 Douglas M. Grant was named president and chief operating officer of the Company.

The Company's principal offices are located at 4700 Superior Street, Lincoln, Nebraska 68504-1398, and its telephone number is (402)464-0231. As used herein, "Company" or "Isco" refers to Isco, Inc., and its subsidiaries, unless the context otherwise requires.

RECENT CORPORATE DEVELOPMENTS

During calendar year 1989, the Company established Isco Instruments (Europe) AG, a Switzerland-based and wholly-owned marketing subsidiary, to manage and promote the sale of both divisions' products through independent dealers in Europe. During fiscal 1993, the marketing focus of Isco Instruments (Europe) AG was shifted entirely to Environmental Division products.

In July 1992, the Company liquidated its Guam-based, wholly-owned, small foreign sales corporation (FSC). In August 1992, the Company organized Isco, Ltd., a Barbados-chartered and wholly-owned large FSC to conduct the international sales of its products. All international sales of the Company are denominated in United States Dollars. Therefore, the Company has not been adversely affected by foreign currency fluctuations. Products are not stocked outside the United States but are delivered from the Company's inventory in Lincoln, Nebraska.

Early in fiscal 1993, the Separation Instruments Division established an SFE applications laboratory and marketing office in the United Kingdom to support SFE sales in Europe.

In September 1993, the Company acquired a minority ownership position in Geomation, Inc., a privately held company in Golden, Colorado. Under the terms of the agreement, the Company has the option to acquire complete ownership of Geomation, Inc. in the first quarter of Isco's fiscal year 1997.

ENVIRONMENTAL DIVISION -- PRODUCTS AND APPLICATIONS

Wastewater samplers and open channel flow meters are the Environmental Division's principal products. For fiscal years 1995, 1994, and 1993, wastewater samplers represented 34, 34, and 37 percent of the Company's net sales, respectively. Isco is the world's largest producer of wastewater samplers. For fiscal years 1995, 1994, and 1993, flow meters represented 21, 20, and 18 percent of the Company's net sales, respectively. The Environmental Division's principal products range in price from $1,500 to $6,500.

Environmental Division customers use wastewater samplers to collect water samples from streams and sewers for subsequent analysis in the laboratory. Flow meters are used to measure and record the flow rate of liquids in open channels. Flow meters can be linked with wastewater samplers to trigger the collection of water samples based on flow rate. Also, the combined use of these two products is well suited to conduct storm water runoff studies in compliance with federal regulations. Further, cities may use the Division's computer-based flow logging systems to determine the state of repair of their sewer systems. Other customers use them to store flow, rainfall, and other sample data for later retrieval, analysis, and reporting.

In fiscal 1992, the Division introduced its first parameter monitoring instruments, which continuously monitor and log pH and temperature data and will activate a sampler when the pH moves outside preset limits. In fiscal 1995, the Division introduced its first on-line process instrument, the total organic carbon (TOC) analyzer. TOC measurement is an excellent overall indicator of water quality, and is becoming the method of choice for continuous on-line screening for the presence of a variety of organic compounds, without having to test for each substance individually.

SEPARATION INSTRUMENTS DIVISION -- PRODUCTS AND APPLICATIONS

Products from the Separation Instruments Division are used to separate, identify, and quantify the molecules of a sample under investigation. The separation technologies used include liquid chromatography and SFE. The Division produces fraction collectors, pumps, and detectors required for low pressure liquid chromatography (LPLC). For fiscal years 1995, 1994, and 1993, LPLC products accounted for approximately 9, 12, and 12 percent of the Company's net sales, respectively. The products of the Separation Instruments Division typically sell at prices ranging from $300 to $10,000 for individual components to over $60,000 for complete SFE systems.

Liquid chromatography uses pumps to deliver solvent, columns to separate the sample into its component molecules, detectors to identify and quantify the components, and fraction collectors to collect the component molecules. The SFE process uses the Division's pumps and extraction units to separate analytes of interest from complex matrices for subsequent analysis. SFE is a cost-effective technique since sample preparation time is reduced significantly and non-toxic carbon dioxide replaces the toxic solvents currently used to separate the analytes.

Separation Instruments Division customers who perform chemical and biological research and testing use its products for sample analysis. Markets include analytical laboratories which support the development and manufacture of food, chemical and pharmaceutical products. Also included are laboratories which study disease and basic life functions, as well as genetic engineering.

The Division's food, agriproducts, and plastics producing customers use SFE to assure their products are maintained at a specified level of quality, while environmental laboratory customers use the SFE products to prepare samples to determine the contamination level of solid waste.

The Division's petroleum and chemical industry customers utilize its syringe pumps to precisely and accurately deliver fluids at high pressures for rock core analysis and reactor feed applications.

PRODUCT WARRANTY

Isco warrants its products for one year against defective materials and workmanship. The Company's warranty claims have not been material in previous years. Management believes the operational problems of the SFX 3560 discussed in Item 7 of this document were unusual. Further, it is anticipated that the Company's warranty claims will not be material in the future since it emphasizes quality-based design practices and manufacturing processes for both its current and new products. The Company provides after sales factory service for most of the products it sells and on-site services in the United States for automated SFE systems. The Separation Instruments Division's customers may purchase an extended warranty at the time they purchase a new instrument.

MARKETING

In 1995, the Environmental Division sold its water pollution monitoring instruments to approximately 10,000 commercial and industrial enterprises, municipalities in all 50 states, consulting engineers, testing laboratories, and governmental organizations. Many of these customers monitor discharged wastewater for compliance with environmental regulations while others conduct environmental research. A group of 30 independent manufacturers' representative organizations handle direct sales and solicitation of orders in the United States These manufacturers' representatives are supported by promotional programs, trade show exhibitions, and field assistance by factory-based territory sales managers. A sales director and a staff of 16 manage the group of manufacturers' representative organizations and field support programs. Marketing activities, including advertising, product bulletins, technical literature, and applications seminars are handled by a marketing director and a staff of 11.

In 1995, the Separation Instruments Division sold its laboratory-scale separation instruments to approximately 1,800 accounts consisting of industrial and commercial enterprises, universities, original equipment manufacturers
(OEMs), and governmental organizations. The number of individual customers substantially exceeds the number of accounts, due to the departmental structure and funding arrangements used by industries, universities, and government research centers. Domestic selling activities are conducted by a sales force consisting of a national sales manager with eight company sales representatives located in major domestic market areas. Several independent manufacturers' representatives, selling a limited number of the Division's products, are used to enhance market coverage. Marketing activities, including advertising, application's bulletins, technical literature, and applications seminars are handled by a marketing director and staff of 11.

CUSTOMERS

For fiscal year 1995, in the United States, commercial and industrial customers accounted for 51 percent of total Environmental Division sales; municipalities for 31 percent; consulting engineers and laboratories for 8 percent; and federal and state governmental organizations for 10 percent. The Environmental Division has a broad customer base, and currently no single customer accounts for more than five percent of its sales. International sales are made principally by independent dealers operating in 49 countries. To aid international sales, the Division offers wastewater samplers and flow meters in French, German, and Spanish language versions, with results displayed in metric units.
International sales constituted 16, 15, and 15 percent of total Division sales during fiscal 1995, 1994, and 1993, respectively.

For fiscal year 1995, in the United States, commercial and industrial customers accounted for approximately 58 percent of total Separation Instruments Division sales; state, municipal, and nonprofit institutions, including university and hospital laboratories accounted for 23 percent; OEMs for 13 percent; and federal government laboratories for 6 percent. Currently, no single customer, including any OEM customer, accounts for more than three percent of the Division's sales. International sales are made principally by independent dealers and manufacturers' representatives operating in over 36 countries. The Division also has an employee based in the United Kingdom to assist its European dealers in penetrating the SFE market in Europe. International sales constituted 37, 33, and 30 percent of Division sales during fiscal 1995, 1994, and 1993, respectively.

COMPETITION

The Company believes that it has a strong competitive position in the markets for wastewater samplers, flow meters, syringe pumps, and SFE products. The factors which the Company believes contribute to its competitive position include: its reputation for quality and service; technically advanced products that provide cost-effective operation and unique features compared to competitors' products; an active research and development program that allows the Company to maintain technical leadership; a strong position in key markets; and efficient production capabilities.

The Environmental Division has several competitors manufacturing similar wastewater samplers. In the United States, the major competing company is American Sigma, Inc. According to independent surveys and other sources which management believes to be reasonably accurate, the Environmental Division has approximately 65 percent of the domestic wastewater sampler market, with American Sigma, Inc., having approximately 30 percent. Other domestic competitors are small and offer little significant competition. In Europe, the market leaders include: Montec Products Ltd., of the United Kingdom and Germany; and Endress & Hauser, of Switzerland.

In the domestic flow meter market, there are numerous suppliers. Based upon market information developed from internal and external sources and analyzed by the Company, the Environmental Division is believed to have 20 to 25 percent of the United States flow meter market, with Marsh-McBirney, Inc., and Milltronics, each having approximately 15 to 20 percent. Other significant competitors include American Sigma, Inc., Endress & Hauser, and Montec Products, Ltd.

The Environmental Division is an emerging participant in the parameter measuring market. These parameters include pH, conductivity, temperature, turbidity, dissolved oxygen (DO), and oxygen reduction potential (ORP). Competitors include American Sigma, Inc. and Great Lake Instruments, Inc. In fiscal 1995 the Division introduced a TOC analyzer. Competitors in this product line include Ionics, Inc. and the Zellweger Luwa Group.

The competitive position of the Separation Instruments Division varies by product group. With respect to LPLC products, the Division believes it is a major producer of fraction collectors, pumps, and absorbance detectors. The largest competitor for these products is Pharmacia Biotech, a Swedish company, whose products are manufactured in several European countries. Pharmacia Biotech is substantially larger than the Division and has a greater market share in international markets. However, for selected instruments sold in the United States, the Division's market share is comparable to that of Pharmacia Biotech. Other major competitors are Bio-Rad Laboratories, Inc., and Gilson Medical Electronics, Inc., an American-based company, with much of its production in France.

The Division's syringe pumps are used for specialized applications in the petroleum and chemical industries. Quizex, Inc. and Core Lab Instruments supply competing pumps. A number of other companies address these same markets with other types of pumps. However, management believes that the Division's syringe pumps are positioned to compete effectively due to their price-performance characteristics.

The emerging market for laboratory applications of SFE is based on recently developed technology. Competing products are supplied by Suprex Corporation, Hewlett-Packard Company, Dionex Corporation, Leco Corporation, and Carlo Erba Strumentazione SPA, an Italian company, which is a member of the Fisons Group. Management believes that Suprex Corporation and Isco are the leading suppliers in this dynamic and emerging market.

RESEARCH, DEVELOPMENT, AND ENGINEERING

The Company commits significant resources to ongoing research, development, and engineering activities. The Company's near-term goals are to focus these activities toward improving, enhancing, and expanding the market share of its existing product lines. Over the long-term, the Company is seeking new market applications for its products as well as exploring present and related markets which could utilize new products developed from the Company's expanding technology base. For fiscal years 1995, 1994, and 1993, the Company spent approximately $4,468,000 or 10.7 percent of sales, $4,595,000 or 11.9 percent of sales, and $4,648,000 or 12.3 percent of sales, respectively, on research, development, and engineering.

PATENTS AND LICENSES

The Company believes it derives a competitive advantage from its patents. Therefore, the Company has a policy of obtaining patents wherever commercially feasible as well as vigorously asserting and defending them. Company products are covered by 54 United States patents, 49 of which are owned by Isco, and five under which Isco is a licensee. There are also numerous corresponding patents issued by other countries. The Company-owned patents are on inventions made by Company employees and are assigned to the Company with no royalties being paid for their use. The Company currently has 25 patent applications pending at the United States Patent Office.

REGULATION

Management believes it is in compliance with environmental regulations. Therefore, no unfavorable impact on competition or earnings is expected. The Company has no government contracts which are subject to renegotiation of profits or contract termination. Although the Company's products are not subject to significant government regulation, the markets for many of its products are regulation driven.

BACKLOG

On September 22, 1995, the order backlogs of the Environmental Division and of the Separation Instruments Division were $1,703,000 and $1,693,000, respectively. A year earlier, on September 23, 1994, the order backlogs were $2,729,000 and $1,899,000, respectively.

MANUFACTURING AND SOURCES OF SUPPLY

The Company maintains a vertically integrated manufacturing and assembly facility for each of its divisions. The Company has the capability to fabricate most of the metal and plastic components used in its products and to obtain the required raw materials from several sources. Since the Company is not reliant upon outside suppliers for these types of components, it is generally able to produce them at a lower cost and maintain a consistently high level of quality.

Both divisions also use a variety of mechanical, electrical, and electronic components including microprocessors. Most of these are available, generally, from several sources, although some are available from only a single source. However, even the unavailability of these single source items would not have a material long-term effect upon the products produced, as relatively minor product redesigns would allow substitution of other available components. Currently, Isco is not experiencing any shortage of raw materials or components.

The Company uses computerized production control systems for both divisions. Based on forecasted demand, inventory position, and production capacity, these systems determine the raw material and component requirements, the dates when these materials are needed, and the dates production must begin in order to complete the products on time. Through the use of production scheduling techniques, these systems enable the Company to control both labor and inventory costs. Furthermore, these systems enable it to periodically monitor the production costs of each of its products to assure that the prices for such products are consistent with the gross margin goals.

EMPLOYEES

On September 22, 1995, the Company had 452 employees, worldwide, of whom 236 were engaged in production, 74 in research and engineering, 91 in marketing and sales, and 51 in administration. None of the Company's employees are represented by a labor union and the Company has never experienced any work stoppages.

ITEM 2. PROPERTIES.

The facilities which house each of the Company's two divisions are wholly-owned and unencumbered.

The two buildings at 4700 Superior Street in Lincoln, Nebraska house the corporate, executive and administrative offices along with the sales, research, engineering, manufacturing, maintenance and storage activities of the Separation Instruments Division. These buildings contain approximately 113,000 square feet of space and are located on a tract of land of approximately 30 acres. Management considers this facility to be generally adequate. With respect to the manufacturing portion of the facility, as equipped, the fabrication and assembly areas are utilized at 50 percent of capacity.

The building at 531 Westgate Boulevard in Lincoln, Nebraska contains approximately 156,000 square feet of space. It houses the sales, research, engineering, manufacturing, maintenance and storage activities of the Environmental Division. This building is located on a tract of land of approximately 10 acres. Management considers this facility to be adequate. The manufacturing facility as presently equipped is operating at approximately 80 percent of capacity.


ITEM 3. LEGAL PROCEEDINGS.

There are no legal proceedings which, in the opinion of outside counsel, would have a material impact on either the financial condition or operating results of the company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of fiscal 1995, no issues were submitted to a vote of shareholders.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Common stock data: On September 22, 1995 -- 5,351,931 shares outstanding and approximately 430 shareholders of record.

Market: Over-the-counter (NASDAQ/NMS).  Symbol: ISKO

Stock price: The high and low bid prices of the common stock and the cash dividends paid for each quarter during the last two fiscal years are shown below:

-------------------------------------------------------------------------------
                      Common Stock Price Range                 Cash Dividends
                              1995               1994            Per Share
                       ----------------   -----------------    --------------
                         High      Low      High     Low         1995     1994
                       -------  -------   -------   -------    -------  -------
     First quarter     $ 9 1/2  $8        $12 1/2   $ 9 1/2      $.05     $.04
     Second quarter      9 3/4   8 1/4     12 3/4    10 1/4       .05      .05
     Third quarter          12   9 1/4     12 1/2     9 1/4       .05      .05
     Fourth quarter     12 1/4   9 7/8     10 1/2     8 3/4       .05      .05
-------------------------------------------------------------------------------

Dividends: On November 18, 1993, the Board of Directors declared a 15 percent stock dividend, payable December 9, 1993 to shareholders of record on December 1, 1993. All share and per share data presented, herein, have been adjusted to give retroactive effect of this 15 percent stock dividend.

On August 17, 1995, the Board of Directors declared a quarterly cash dividend of $.05 per share, payable September 30, 1995 to shareholders of record on September 9, 1995.


ITEM 6. SELECTED FINANCIAL DATA.
Amounts in thousands except per share data.

-------------------------------------------------------------------------------
                                                Fiscal Year
                               ----------------------------------------------
                                 1995      1994      1993     1992      1991
                               --------  --------  -------- --------  -------
For the fiscal year:
Net sales                      $41,784   $38,706   $37,644  $42,847   $37,055
Gross margin                    24,606    22,971    22,490   26,477    22,198
Operating income                 3,708     3,760     3,255    7,569     5,416
Non-operating income             1,437     1,313     1,183    1,079       811
Income taxes                     1,571     1,594     1,244    2,940     2,090
Net earnings                     3,574     3,479     3,435    5,708     4,137

At fiscal year-end:
Current assets                  25,292    25,946    23,686   26,463    25,186
Working capital                 22,529    22,836    21,239   22,767    21,572
Total assets                    45,766    43,966    42,225   41,210    36,408
Long-term debt                     0         0         0        0         0
Shareholders' equity            42,002    39,745    38,592   36,082    31,325
Average shares
  outstanding*                   5,370     5,485     5,488    5,487     5,481

Per Share Data:
Net earnings per share*           $.67      $.63      $.63    $1.04      $.75
Cash dividends per
  share (declared)*               $.20      $.19      $.17     $.17      $.15
-------------------------------------------------------------------------------

Fiscal 1993 data includes a one-time increase in net earnings of approximately $241,000 or $.04 per share from the implementation of SFAS No. 109, "Accounting for Income Taxes."

* Adjusted for 15 percent stock dividends distributed on September 27, 1991 and on December 9, 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SALES ANALYSIS AND REVIEW

        NET SALES TO UNAFFILIATED CUSTOMERS BY BUSINESS SEGMENT
-------------------------------------------------------------------------------


                                      1995            1994           1993
                                 --------------   -------------  ------------
                                   $       % of     $    % of      $     % of
                                  000     total    000   total    000   total
                                 ------   -----   ------ -----   ------ -----
Water Pollution
 Monitoring Instruments          28,739     69    26,280   68    25,623   68
Separation Instruments           13,045     31    12,426   32    12,021   32
                                 ------    ---    ------  ---    ------  ---
Total Net Sales                  41,784    100    38,706  100    37,644  100
                                 ------    ---    ------  ---    ------  ---
                                 ------    ---    ------  ---    ------  ---
-------------------------------------------------------------------------------


1995 to 1994 Comparison

Water Pollution Monitoring Instruments. Fiscal 1995 sales of $28,739,000 were nine percent above fiscal 1994 sales. Compared with fiscal 1994, domestic sales were up nine percent while international sales of $4,485,000 were up 13 percent. Wastewater sampler sales grew nine percent, reversing a three-year decline.
Flow meter sales and leasing revenues showed growth which was consistent with that of the segment, while sales of parameter products were even with 1994. The segment introduced a total organic carbon (TOC) analyzer in mid-fiscal 1995 in an effort to expand its market base. The TOC analyzer is designed for continuous process monitoring in a wastewater treatment plant where total organic carbon content indicates if the treatment process is proceeding within established parameters. The TOC analyzer did not contribute significantly to revenues during fiscal 1995. The segment's order backlog on September 22, 1995 was $1,703,000 compared with $2,729,000 on September 23, 1994.

Separation Instruments. Fiscal 1995 sales of $13,045,000 were five percent above fiscal 1994 sales. Compared with fiscal 1994, domestic sales declined two percent while international sales of $4,887,000 were up 20 percent. Supercritical fluid extraction (SFE) products and syringe pump sales accounted for nearly 50 percent of the segment's 1995 sales. The growth of these two product lines more than offset the decline in liquid chromatography products and other traditional products of the segment. The segment's order backlog on September 22, 1995 was $1,693,000 compared with $1,899,000 on September 23, 1994.

1994 to 1993 Comparison

Water Pollution Monitoring Instruments. Fiscal 1994 sales of $26,280,000 were three percent above fiscal 1993 sales. Compared with fiscal 1993, domestic sales were up two percent, while international sales of $3,971,000, were up five percent. Flow meter sales in 1994 were up 14 percent. Management believes that less stringent enforcement of environmental regulations caused the decline in domestic wastewater samplers. Late in fiscal 1994 an environmentally friendly, CFC-free, refrigerated sampler was introduced to the market. The segment's order backlog on September 23, 1994 was $2,729,000 compared with $1,832,000 on September 24, 1993.

Separation Instruments. Fiscal 1994 sales of $12,426,000 were three percent above fiscal 1993 sales. Compared with fiscal 1993, domestic sales were down one percent, while international sales of $4,084,000, were up 14 percent. Fiscal 1994 sales of low pressure liquid chromatography products, SFE products, OEM autosamplers, and syringe pumps were somewhat higher than in fiscal 1993. The segment's order backlog on September 23, 1994 was $1,899,000 compared with $1,463,000 on September 24, 1993.

OPERATING INCOME ANALYSIS AND REVIEW

                   Operating Income(Loss) by Business Segment
-------------------------------------------------------------------------------

                                   1995           1994            1993
                                -------------  -------------  ---------------
                                  $     % of     $     % of      $     % of
                                 000    total   000    total    000    total
                                -----   -----  -----   -----  ------   -----
Water Pollution
 Monitoring Instruments         4,601    124   3,581     95    4,316    133
Separation Instruments           (893)   (24)    179      5   (1,061)   (33)
                                -----    ---   -----    ---    -----    ---
Total Operating Income          3,708    100   3,760    100    3,255    100
                                -----    ---   -----    ---    -----    ---
                                -----    ---   -----    ---    -----    ---
-------------------------------------------------------------------------------

1995 to 1994 Comparison

Water Pollution Monitoring Instruments. This segment generated operating income of $4,601,000 during fiscal 1995, a 28 percent increase over fiscal 1994.
During 1995, the gross margin percentage declined slightly. For the year, engineering and research expenses declined nine percent due, primarily, to reduced expenditures for external engineering and research services. During the year, selling, general and administrative (SG&A) expenses increased six percent mainly as a result of the legal expenses associated in defending against the Marsh-McBirney lawsuit. As reported in the second quarter, a judgement was entered in favor of the Company, however, the plaintiff has appealed the decision of the court. Management believes the decision of the court will be sustained.

Separation Instruments. This segment incurred an operating loss of $893,000 during fiscal 1995 compared with a operating profit of $179,000 in fiscal 1994. During 1995, the gross margin percentage declined slightly. Increased expenditures for external engineering services and materials and supplies represent the majority of the six percent increase in engineering and research expenses. Increased sales salaries, expenses to support international dealers and domestic manufacturers' representatives, sales materials, commissions, sales and marketing travel expenses, and patent expenses represented the majority of the 25 percent increase in SG&A expenses. The segment's operating income was reduced as a result of operational problems encountered with the very complex SFX 3560 automated supercritical fluid extractor. Expensive field service and engineering activities were required to correct these operational problems. Shipment of the SFX 3560 was delayed in order to upgrade the software and hardware. These problems were recently resolved and a reliable product is being delivered to the segment's customers.

1994 to 1993 Comparison

Water Pollution Monitoring Instruments. This segment generated operating income of $3,581,000 during fiscal 1994, a 17 percent decline from fiscal 1993. Even though net sales increased, gross margin declined 1.7 percentage points from 1993, a reflection of competitive pricing pressures in the market place. During 1994 the segment's operating expenses increased $704,000. The largest single component of the increased operating expense was the funding of external strategic product and technology development. Selling expenses and general and administrative expenses also increased during fiscal 1994.

Separation Instruments. This segment generated operating income of $179,000 during fiscal 1994 compared with an operating loss of $1,061,000 during fiscal 1993. In 1994 the segment's gross margin increased 2.4 percentage points from 1993. During 1994, the segment's operating expenses decreased $727,000. The reduction occurred, primarily, as a result of significant cost cutting measures in marketing and sales and to a lesser extent in engineering.

RESULTS OF OPERATIONS

The following table summarizes, for the three years indicated, the percentages which certain components of the Consolidated Statements of Earnings bear to net sales and the percentage change of such components (based on actual dollars) compared with the prior year. The year-to-year analysis which follows relates to the Company-wide elements which cannot be attributed to a particular segment.

-------------------------------------------------------------------------------
                                                              Year-to-Year
                                                            Increase(Decrease)
                                                            ------------------
                                         Year Ended          1995       1994
                                    ---------------------
                                    Jul 28 Jul 29  Jul 30     vs.        vs.
                                     1995   1994    1993     1994       1993
                                    ------ ------  ------   ------     ------
Net sales                           100.0% 100.0%  100.0%     8.0%       2.8%
Cost of sales                        41.1   40.7    40.3      9.2        3.8
                                    -----  -----   -----
                                     58.9   59.3    59.7      7.1        2.1
                                    -----  -----   -----

Expenses:
  Selling, general, and
    administrative                   39.3   37.8    38.8     12.4         .2
  Research and engineering           10.7   11.9    12.3     (2.8)      (1.1)
                                    -----  -----   -----
                                     50.0   49.7    51.1      8.8        (.1)
                                    -----  -----   -----
Operating income                      8.9    9.6     8.6     (1.4)      15.5
Non-operating income                  3.4    3.4     3.1      9.4       11.0
                                    -----  -----   -----
Earnings before taxes and
    cumulative tax adjustment        12.3   13.0    11.7      1.4       14.3
Income taxes                          3.8    4.1     3.3     (1.4)      28.1
                                    -----  -----   -----
Earnings before cumulative
    tax adjustment                    8.5    8.9     8.4      2.7        8.9
Cumulative tax adjustment              .0     .0      .6       .0         .0
                                    -----  -----   -----
Net earnings                          8.5%   8.9%    9.0%     2.7%       1.3%
                                    -----  -----   -----
                                    -----  -----   -----
-------------------------------------------------------------------------------

1995 to 1994 Comparison

Fiscal year 1995 began with optimism based on incoming orders and the prospect of new products contributing to revenue and profitability. As of the end of the third quarter orders were 11 percent ahead of the same period in fiscal 1994. However, for the fourth quarter the volume of orders was five percent below the same quarter one year ago. The significant decline in incoming orders is attributed to federal budget deliberations with prospects of reduced funding for research and EPA enforcement. In addition, reduced orders and the operational problems of the SFX 3560 negatively affected fourth quarter performance. Fourth quarter sales and earnings were also reduced by several non-recurring events. First, there was the return of stock from a discontinued dealer for the Separation Instruments Division. Second, management booked the estimated expenses for the partial return of an Environmental Division product as well as the estimated rework costs for the units not returned. These events accounted for nearly $130,000 of the fourth quarter's earnings decline.

The weakness which the Company encountered in the environmental and analytical markets in the fourth quarter continues into the first quarter of fiscal 1996. Management is hopeful that a six to eight percent sales and earnings growth can be achieved in fiscal 1996. Beginning in the fourth quarter management made plans to consolidate some of the duplicated divisional activities and eliminate some functions which are not important core activities of the Company. Management is planning steps to further reduce expenses in both divisions.

The Company's fiscal year 1995 effective income tax rate was 30.5 percent compared with 31.4 percent for the previous year. The decrease was due, to the combination of increased tax-exempt income relative to operating income and adjusting for the prior year's estimate of currently payable federal and state income tax.

1994 to 1993 Comparison

During fiscal 1994, the Company worked diligently to strengthen its international dealer network by locating and contracting with stronger dealers in several key international markets. The SFE applications laboratory and marketing office in the United Kingdom provided the European dealer organization with strong support during 1994.

The Company's fiscal 1994 effective income tax rate was 31.4 percent compared with 28.0 percent in 1993. The increase was, primarily, the result of significantly reduced research and development income tax credits.

The Company adopted the liability method in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes," in fiscal 1993. The cumulative effect of the accounting change increased fiscal 1993 net earnings $241,000 or $.04 per share. The adoption of the new accounting standard did not have a significant effect on the income tax provision for fiscal year 1993.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to have a strong financial position with no debt obligations. At July 28, 1995, working capital was $22,529,000 and the current ratio was a healthy 9.2:1. At July 28, 1995, the Company had in place with its commercial bank an unused, unsecured $3 million line of credit.

Cash flows from operations were $2,205,000 for fiscal year 1995 compared with $6,267,000 for the previous year. The 29 percent increase in inventory absorbed the largest amount of cash flows. The increase in inventory is attributable to manufacturing management's response to a very optimistic sales forecast for the automated SFE systems. Management expects the inventory to be reduced during fiscal 1996. Year-over-year the Company's accounts receivable increased fourteen percent, primarily the result of some extended introductory payment terms for international

TOC dealers and the delayed payments from customers of the automated SFX 3560. Of the accounts receivable at year-end, 71 percent were current, 15 percent were one to 30 days past due, and 14 percent were more than 30 days past due.

During fiscal year 1996, the Company anticipates making capital expenditures of $1.8 million, primarily for equipment, with the necessary cash being generated from operations.

Management continues its active involvement in the acquisition process, searching for candidates which are capable of assisting the Company in achieving its strategic goals. The Company is reviewing candidates with sales in the $2 to $20 million range.


INFLATION

The impact of inflation on the costs of the Company and its ability to pass on cost increases in the form of increased sale prices is dependent upon market conditions and the competitive environment for each of its business segments. Inflation in the domestic economy has been relatively low for the past three years and has not had a significant impact on the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Independent Auditors' Report

Board of Directors and Shareholders
Isco, Inc.

We have audited the accompanying consolidated balance sheets of Isco, Inc. and subsidiaries as of July 28, 1995 and July 29, 1994, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended July 28, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14.a.2. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Isco, Inc. and subsidiaries as of July 28, 1995 and July 29, 1994, and the results of their operations and their cash flows for each of the three years in the period ended July 28, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for income taxes in fiscal year 1993 and its method of accounting for securities in fiscal year 1994.


Deloitte & Touche LLP



Lincoln, Nebraska
September 22, 1995

                           ISCO, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                  (amounts in thousands, except per share data)

                                                          Year Ended
                                                  --------------------------
                                                  July 28   July 29  July 30
                                                    1995      1994     1993
                                                  -------   -------  -------
Net sales                                         $41,784   $38,706  $37,644
Cost of sales                                      17,178    15,735   15,154
                                                  -------   -------  -------
                                                   24,606    22,971   22,490
                                                  -------   -------  -------

Expenses:
  Selling, general, and administrative             16,430    14,616   14,587
  Research and engineering                          4,468     4,595    4,648
                                                  -------   -------  -------
                                                   20,898    19,211   19,235
                                                  -------   -------  -------
Operating income                                    3,708     3,760    3,255
                                                  -------   -------  -------

Non-operating income:
  Investment income                                   938       697      726
  Other                                               499       616      457
                                                  -------   -------  -------
                                                    1,437     1,313    1,183
                                                  -------   -------  -------
Earnings before income taxes and
  cumulative effect of a change
  in accounting principle                           5,145     5,073    4,438

Income taxes (Note G)                               1,571     1,594    1,244
                                                  -------   -------  -------

Earnings before cumulative effect of a
  change in accounting principle                    3,574     3,479    3,194
Cumulative effect of changing the method
  of accounting for income taxes                       --        --      241
                                                  -------   -------  -------

Net earnings                                      $ 3,574   $ 3,479  $ 3,435
                                                  -------   -------  -------
                                                  -------   -------  -------

Net earnings per share (Note K):
  Earnings before cumulative effect of a
    change in accounting principle                   $.67      $.63     $.59
  Cumulative effect of changing the method
    of accounting for income taxes                     --        --      .04
                                                  -------   -------  -------
  Net earnings                                       $.67      $.63     $.63
                                                  -------   -------  -------
                                                  -------   -------  -------

Weighted average number of shares
    outstanding (Note K)                            5,370     5,485    5,488
                                                  -------   -------  -------

The accompanying notes are an integral part of the consolidated financial statements.

                           ISCO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                         (Columnar amounts in thousands)

                                                          July 28   July 29
                                                            1995      1994
                                                         --------   -------
Assets

Current assets:
  Cash and cash equivalents                              $ 4,063    $ 3,683
  Short-term investments (Note B)                          5,883      9,782
  Accounts receivable, trade, net of
       allowance for doubtful accounts
       of $73,859 and $61,665                              6,949      6,105
  Inventories (Note C)                                     6,812      5,274
  Refundable income taxes (Note G)                           472        --
  Deferred income taxes (Note G)                             558        675
  Other current assets                                       555        427
                                                         --------   -------
      Total current assets                                25,292     25,946
Property, plant, and equipment (Note D)                    8,337      8,994
Long-term investments (Note B)                            10,487      7,421
Other assets (Note E)                                      1,650      1,605
                                                         --------   -------
Total assets                                             $45,766    $43,966
                                                         --------   -------
                                                         --------   -------

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                       $   547    $   612
  Accrued expenses (Note F)                                2,197      2,341
  Income taxes payable (Note G)                               19        157
                                                         --------   -------
      Total current liabilities                            2,763      3,110
                                                         --------   -------
Deferred income taxes (Note G)                             1,001      1,111
Shareholders' equity (Notes I and K):
  Preferred stock, $.10 par value, authorized
         5,000,000 shares; issued none
  Common stock, $.10 par value, authorized
         15,000,000 shares; issued 5,978,538 shares          598        598
  Additional paid-in capital                              36,838     36,838
  Retained earnings                                        6,511      4,011
  Net unrealized holding gain/(loss) on
         available-for-sale securities (Note B)             (281)      (291)
                                                         --------   -------
                                                          43,666     41,156
  Less treasury stock, at cost, 626,607, and
       600,607 shares                                      1,664      1,411
                                                         --------   -------
      Total shareholders' equity                          42,002     39,745
                                                         --------   -------
Total liabilities and shareholders' equity               $45,766    $43,966
                                                         --------   -------
                                                         --------   -------

The accompanying notes are an integral part of the consolidated financial statements.

                           ISCO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             (Amounts in thousands, except share and per share data)



                                                                                                 Net
                                                                                              unrealized
                                                                                 Cumulative     holding
                                                                                   foreign    gain/(loss)
                                                          Additional               currency   on available-
                                        Common Stock        paid-in    Retained  translation   for-sale        Treasury Stock
                                      ------------------                                                     ------------------
                                       shares     amount    capital    earnings   adjustment   securities     shares    amount
                                      ---------   ------  ----------   --------  -----------  -------------  --------   -------
Balance, July 31, 1992                5,198,729    $520     $26,962    $ 9,056       $(8)       $ --         437,793    $  (448)
Net earnings                                --      --          --       3,435        --          --             --         --
Cash dividends ($0.17 per share)            --      --          --        (955)       --          --             --         --
Exercise of stock options                   --      --           11        --         --          --         (10,178)       11
Foreign currency
     translation adjustment                 --      --          --         --          8          --             --         --
                                      ---------   ------  ----------   --------  -----------  -------------  --------   -------
Balance, July 30, 1993                5,198,729     520      26,973     11,536        --          --         427,615       (437)
Net earnings                                --      --          --       3,479        --          --             --         --
Cash dividends ($0.19 per share)            --      --          --      (1,061)       --          --             --         --
15% stock dividend                      779,809      78       9,865     (9,943)       --          --          64,142        --
Purchase of stock                           --      --          --         --         --          --         108,850       (974)
Net unrealized holding gain/(loss)
     on available-for-sale
     securities                             --      --          --         --         --         (291)           --         --
                                      ---------   ------  ----------   --------  -----------  -------------  --------   -------

Balance, July 29, 1994                5,978,538     598      36,838      4,011        --         (291)       600,607     (1,411)
Net earnings                                --      --          --       3,574        --          --             --         --
Cash dividends ($0.20 per share)            --      --          --      (1,074)       --          --             --         --
Purchase of stock                           --      --          --         --         --          --          26,000       (253)
Net change in net unrealized
     holding gain/(loss) on
     available-for-sale securities          --      --          --         --         --           10            --         --
                                      ---------   ------  ----------   --------  -----------  -------------  --------   -------

Balance, July 28, 1995                5,978,538    $598     $36,838    $ 6,511       $--        $(281)       626,607    $(1,664)
                                      ---------   ------  ----------   --------  -----------  -------------  --------   -------
                                      ---------   ------  ----------   --------  -----------  -------------  --------   -------

The accompanying notes are an integral part of the consolidated financial statements.

                           ISCO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (columnar amounts in thousands)


                                                             Year Ended
                                                    ----------------------------
                                                    July 28   July 29   July 30
                                                      1995      1994      1993
                                                    -------   --------  --------
Cash flows from operating activities:
     Net earnings                                   $ 3,574   $  3,479  $  3,435
     Adjustments to reconcile net earnings to
       net cash provided by operating activities:
     Depreciation and amortization                    2,102      1,945     1,843
     Cumulative effect of changing the method of
       accounting for income taxes                      --         --       (241)
     Deferred income taxes                              --        (242)      218
     (Gain)loss on sale of investments                   (7)       159       (22)
     Gain on sale of property, plant, and
       equipment                                       (147)      (121)     (152)
     Provision for doubtful accounts                     20         31        35
     Change in operating assets and liabilities:
      Accounts receivable, trade-
       (increase) decrease                             (864)      (469)      620
      Inventories-(increase) decrease                (1,538)      (152)    1,537
      Refundable income taxes-(increase)
       decrease                                        (472)       837      (780)
      Other current assets-(increase) decrease         (128)       153       185
      Accounts payable-increase (decrease)              (65)       277      (440)
      Accrued expenses-increase (decrease)             (144)       229      (809)
      Income taxes payable-increase (decrease)         (138)       157       --
     Other                                               12        (16)        8
                                                    -------   --------  --------

     Total adjustments                               (1,369)     2,788     2,002
                                                    -------   --------  --------

     Net cash provided by operating activities        2,205      6,267     5,437
                                                    -------   --------  --------

Cash flows from investing activities:
     Proceeds from sale of available-for-sale
       securities                                        11      4,838       --
     Proceeds from maturity of available-for-
       sale securities                                    4        --        --
     Proceeds from maturity of held-to-maturity
       securities                                     6,079      8,484       --
     Proceeds from sale or maturity of investments     --          --     12,707
     Proceeds from sale of property, plant, and
       equipment                                        178        158       208
     Purchase of available-for-sale securities         (290)    (3,106)      --
     Purchase of held-to-maturity securities         (5,184)   (11,273)      --
     Purchase of investments                            --         --    (16,039)
     Purchase of property, plant, and equipment      (1,125)      (750)   (1,911)
     Investment in Geomation, Inc.                      --        (500)      --
     Other                                             (171)       (88)     (290)
                                                    -------   --------  --------
     Net cash used in investing activities             (498)    (2,237)   (5,325)
                                                    -------   --------  --------

                           ISCO, INC. AND SUBSIDIARIES

                         (columnar amounts in thousands)


                                                             Year Ended
                                                    ----------------------------
                                                    July 28   July 29   July 30
                                                      1995      1994      1993

                                                    -------   --------  --------
Cash flows from financing activities:
     Cash dividends paid                             (1,074)    (1,061)     (955)
     Proceeds from exercise of stock options            --         --         22
     Purchase of stock                                 (253)      (974)      --
                                                    -------   --------  --------
     Net cash used in financing activities           (1,327)    (2,035)     (933)
                                                    -------   --------  --------

Cash and cash equivalents:
     Net increase (decrease)                            380      1,995      (821)
     Balance at beginning of year                     3,683      1,688     2,509
                                                    -------   --------  --------
     Balance at end of year                         $ 4,063   $  3,683   $ 1,688
                                                    -------   --------  --------
                                                    -------   --------  --------

See Note L for supplemental cash flow information.


The accompanying notes are an integral part of the consolidated financial statements.

                           ISCO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           Years ended July 28, 1995, July 29, 1994 and July 30, 1993
        (Columnar amounts in thousands, except share and per share data)

Note A. Summary of Significant Accounting Policies.

Basis of Presentation--The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. Investments in which the Company exercises significant influence over operating and financial policies are accounted for using the equity method.

For fiscal reporting purposes, the company operates under a 52/53 week year, ending on the last Friday of July.

Cash and Cash Equivalents--Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of three months or less.

Investments--The Company elected to adopt Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" in fiscal year 1994. This Statement requires the use of fair value accounting for those securities the Company identifies as trading and available-for-sale, but retains the use of the amortized cost method for investments in debt securities that the Company has the positive intent and ability to hold to maturity. Unrealized holding gains and losses are included in earnings for trading securities and are shown as a separate component of shareholders' equity for available-for-sale securities net of effects of income taxes. The Company held no trading securities during the periods reported, therefore, the accounting change had no effect on net income. Short-term investments provide easily facilitated liquidity in 3 to 12 months while long-term investments are intended to be held for a period in excess of one year.

Inventories--Inventories are valued at the lower of cost or market, principally on the last-in, first-out (LIFO) basis.

Property, Plant, and Equipment--Property, plant, and equipment are stated at historical costs. Depreciation is provided using the straight-line and declining balance methods over estimated useful asset lives of 10 to 35 years for buildings and improvements and 3 to 10 years for machinery and equipment.

Other Assets--Intangible assets are amortized over estimated useful lives of 5 to 20 years.

Revenue Recognition--Sales of products and services are recorded based on shipment of products or performance of services. Revenue from extended warranty contracts is deferred and recognized on a pro rata basis over the life of the contracts.

Foreign Currency Translation--The functional currency of the wholly-owned Swiss subsidiary is the United States Dollar. The foreign currency translation gain or loss has not been material.

Employee Benefits Plan--The Beneficial Employee Trust of Isco (BETI), a voluntary employees' beneficiary association, is funded by Company and employee contributions. Certain employee benefits, including the weekly disability and medical protection plan and group insurance premiums, are paid by the BETI.

Research and Engineering Costs--Research and engineering costs are expensed as incurred.

Income Taxes--The Company and its foreign sales corporation subsidiary file consolidated federal and state tax returns. Income taxes are recorded using the liability method which recognizes the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

The Company adopted the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes," in fiscal 1993. The cumulative effect of the accounting change increased fiscal 1993 net earnings $241,000 or $.04 per share. The adoption of the new accounting standard did not have a significant effect on the income tax provision for fiscal year 1993.

Net Earnings Per Share--Net earnings per share are based on the weighted average number of common and common equivalent shares outstanding adjusted for the 15% stock dividend of December 1, 1993. Dilutive common stock equivalents consist of shares issuable upon exercise of stock options. Fully diluted net earnings per share are not presented because they are not materially different from primary net earnings per share.

Reclassifications--Certain reclassifications have been made to the prior years' financial statements to conform to the current year's presentation.

Note B. Investments.

As of July 28, 1995:

                                          Gross        Gross      Fair
                              Amortized Unrealized   Unrealized  Market  Carrying
                                 Cost      Gains       Losses     Value   Value
                              --------- ----------   ----------  ------- --------
Short-term investments:
     Held-to-maturity
        securities:
      State and municipal
        securities            $ 5,882       $--         $ 13     $ 5,869  $ 5,883
                              -------       ---         ----     -------  -------
Long-term investments:
     Held-to-maturity
        securities:
      State and municipal
        securities              5,976        28          --        6,004    5,976
     Available-for-sale
        securities:
      Mutual funds              4,805        --          454       4,351    4,351
      Mortgage-backed
        securities                 28        --            1          27       27
      Preferred stock             127         6          --          133      133
                              -------       ---         ----     -------  -------
Total long-term
        investments            10,936        34          455      10,515   10,487
                              -------       ---         ----     -------  -------
                              $16,818       $34         $468     $16,384  $16,370
                              -------       ---         ----     -------  -------
                              -------       ---         ----     -------  -------

As of July 29, 1994:

                                                    Gross          Gross         Fair
                                  Amortized       Unrealized     Unrealized     Market    Carrying
                                     Cost            Gains         Losses        Value     Value
                                  ---------       ----------     ----------     -------   --------
Short-term investments:
     Held-to-maturity
            securities:
          State and municipal
            securities             $ 5,570              $1          $ 17        $ 5,554    $ 5,570
     Available-for-sale
            securities:
          Mutual funds               4,642              --           459          4,183      4,183
          Mortgage-backed
            securities                  36              --             7             29         29
                                   -------              --          ----        -------    -------
Total short-term
            investments             10,248               1           483          9,766      9,782
                                   -------              --          ----        -------    -------
Long-term investments:
     Held-to-maturity
            securities:
          State and municipal
            securities               7,421              2             58          7,365      7,421
                                   -------              --          ----        -------    -------

                                   $17,669              $3          $541        $17,131    $17,203
                                   -------              --          ----        -------    -------
                                   -------              --          ----        -------    -------
--------------------------------------------------------------------------------------------------

The contractual maturities on the held-to-maturity securities range from less than one year to five years. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


Proceeds from sales of available-for-sale securities during fiscal years 1995 and 1994 were $11,000 and $4,838,000, respectively. Gross gains of $11,000 and $53,000, and gross losses of $4,000 and $212,000 in fiscal 1995 and 1994, respectively, were realized on those sales using the first-in, first-out method.

In connection with the adoption of SFAS No. 115, investment securities with a cost of $6,568,000 and $10,351,000 were transferred to available-for-sale securities and held-to maturity securities, respectively, on July 31, 1993. Net unrealized losses on available-for-sale securities of $449,000 less deferred income taxes of $168,000 and net unrealized losses of $466,000 less deferred income taxes of $175,000 at July 28, 1995 and July 29, 1994, respectively, are included as a separate component of shareholders' equity.

Note C. Inventories.

---------------------------------------------------------------
                                               1995      1994
---------------------------------------------------------------
Raw materials                                 $2,843    $2,084
Work-in-process                                2,554     1,927
Finished goods                                 1,415     1,263
                                              ------    ------
                                              $6,812    $5,274
                                              ------    ------
                                              ------    ------
---------------------------------------------------------------

Had inventories been valued on the first-in, first-out (FIFO) basis, they would have been approximately $952,000 and $1,064,000 higher than reported on the LIFO basis at July 28, 1995 and July 29, 1994, respectively. The reduction of this difference resulted from a lower LIFO index in fiscal 1995 as compared to fiscal 1994, not a reduction of LIFO pool layers. During fiscal year 1993 there was a liquidation of certain LIFO pool layers. The gross margin and net earnings were increased by approximately $127,000 and $85,000, respectively.

Note D. Property, Plant, and Equipment.

---------------------------------------------------------------
                                                1995      1994
---------------------------------------------------------------
Land                                          $   757   $   748
Buildings and improvements                      8,320     8,317
Machinery and equipment                        12,607    11,690
Construction-in-progress                          104       282
                                              -------   -------
                                              21,788     21,037
Less accumulated depreciation                  13,451    12,043
                                              -------   -------
                                              $ 8,337   $ 8,994
                                              -------   -------
                                              -------   -------

---------------------------------------------------------------

Note E. Other Assets.
---------------------------------------------------------------
                                                1995      1994
---------------------------------------------------------------
Investment in Geomation, Inc.                  $  501    $  514
Cash value of life insurance                      868       808
Intangibles, net of accumulated
  amortization of $426,096 and $313,748           281       283
                                              -------   -------
                                               $1,650    $1,605
                                              -------   -------
                                              -------   -------
---------------------------------------------------------------

In September of 1993, the Company acquired, for $500,000, approximately 18 percent of the outstanding stock of Geomation, Inc., a manufacturer of data collection, management, and control systems used in the environmental and geotechnical industries. The Company's investment has been recorded using the equity method of accounting, because the Company exercises significant influence over the operating and financial policies of Geomation, Inc. The resulting goodwill of approximately $371,000 is being amortized over a period of 20 years. The amortization of goodwill and the Company's share of Geomation's earnings were approximately $19,000 and $6,000, respectively for fiscal 1995, and $15,000 and $29,000, respectively for fiscal 1994. The Company has the option to acquire complete ownership of Geomation, Inc., in the first quarter of fiscal year 1997.

Note F. Accrued Expenses.

---------------------------------------------------------------
                                                1995      1994
---------------------------------------------------------------
Salaries, wages, and commissions               $  850    $1,025
Profit sharing contribution                       383       378
Vacation/personal time                            598       560
Property, payroll, and sales tax                  154       233
Other                                             212       145
                                               ------    ------
                                               $2,197    $2,341
                                               ------    ------
                                               ------    ------
---------------------------------------------------------------

Note G. Income Taxes.

Income tax expense consists of:

--------------------------------------------------------------------------
                                                1995      1994      1993
--------------------------------------------------------------------------
Federal:
  Current                                     $1,346    $1,572    $  742
  Deferred                                       --       (210)      190
State:
  Current                                        216       256       275
  Deferred                                       --        (32)       28
Foreign:
  Current                                          9         8         9
                                              ------    ------    ------
                                              $1,571    $1,594    $1,244
                                              ------    ------    ------
                                              ------    ------    ------

The provision for income taxes is reconciled with the amount of income taxes computed at the federal statutory rate as follows:

--------------------------------------------------------------------------
                                                1995      1994      1993
--------------------------------------------------------------------------
Computed "expected"
  federal tax expense                         $1,749    $1,725    $1,509
State income taxes,
  net of federal tax benefit                     177       169       181
Foreign income taxes                               9         8         9
Research and development credits                  (2)      (71)     (219)
Exempt foreign sales
  corporation income                             (70)      (68)      (56)
Tax-exempt income                               (239)     (209)     (179)
Other                                            (53)       40        (1)
                                              ------    ------    ------
                                              $1,571    $1,594    $1,244
                                              ------    ------    ------
                                              ------    ------    ------

--------------------------------------------------------------------------

The July 28, 1995 and July 29, 1994 components of deferred income tax assets and liabilities resulting from temporary differences between financial and tax reporting are as follows:

-------------------------------------------------------------------------------
                                                    1995      1994      1993
-------------------------------------------------------------------------------
Deferred assets:
  Uniform capitalization of inventory costs       $  439    $  349    $  306
  Securities valuations                              168       175       --
  Vacation/personal time                             157       147       145
  Write-down of inventory                            --         72       --
  Capital loss carry forward                          41        55       --
  Reserve for doubtful accounts                       28        23        21
  Deferred warranty income                            16        15        18
  Other                                               21        18       --
                                                  ------    ------    ------
  Total deferred assets                              870       854       490
                                                  ------    ------    ------

Deferred liabilities:
  Depreciation                                     1,017     1,114     1,100
  Uniform capitalization of inventory costs           64        85       106
  Prepaid expenses                                   163        32        67
  BETI contribution                                   55        44        53
  Other                                               14        15        18
                                                  ------    ------    ------
  Total deferred liabilities                       1,313     1,290     1,344
                                                  ------    ------    ------
Net deferred liabilities                          $  443    $  436    $  854
                                                  ------    ------    ------
                                                  ------    ------    ------
-------------------------------------------------------------------------------

At July 28, 1995, the Company had a net capital loss carry forward of approximately $109,000 which expires in fiscal year 2000.

Note H. Short-term Borrowing.

At July 28, 1995, the Company had available a $3,000,000 unsecured line of credit which expires December 31, 1995. The Company had no outstanding borrowings against its line of credit during the fiscal years ended July 28, 1995 and July 29, 1994.

Note I. Stock Option Plans.

The shareholders approved the Company's 1985 incentive stock option plan which authorized the future issuance of up to 174,750 shares to officers and key employees. Of the shares available under the matured 1985 plan, grants were not issued for 11,375 shares and have lapsed. An earlier 1981 incentive stock option plan has also matured and some of the remaining options granted under that plan were exercised in fiscal 1993. There are no further exercisable options under the 1981 option. Under both plans, options had to be granted at not less than 100% of the fair market value of the common stock when granted. The options are exercisable over a period not greater than ten years from the date of grant. Generally, options become exercisable in ratable annual installments over the option term.

Following is a summary of the option activity:

------------------------------------------------------------------------------
                                         1995           1994          1993
------------------------------------------------------------------------------
Shares under option:
       Number of shares               163,195        162,475       130,238
       Option prices per share     $10.00-$13.04  $10.00-$13.04  $1.81-$13.04
       Shares exercisable              29,116         12,926         2,381
During the year:
       Options granted                  4,400         40,000       126,270
       Grant price per share           $10.13         $10.00        $13.04
       Options exercised                 --              --         11,705
       Options lapsed                  11,375          3,968           --
       Exercise prices per share         --              --          $1.81

------------------------------------------------------------------------------

Note J. Retirement Plan.

The Company has a defined contribution retirement plan covering its United States-based employees satisfying age and service requirements. The Company makes annual contributions to the plan of approximately 7% of defined pre-tax earnings. Company contributions to the plan are limited to 15% of aggregate compensation of the participants. The Company's contributions approximated $383,000, $378,000, and $330,000 for the fiscal years 1995, 1994, and 1993, respectively.

A 401(k) salary reduction feature is incorporated into the retirement plan. Under the terms of the plan, an employee may reduce his or her salary by up to 12%. The Company will match the reduction, up to 10%, with a 20% matching contribution. The combined amount is then contributed to the plan on behalf of the employee. During fiscal years 1995, 1994, and 1993, the Company made matching contributions under the 401(k) salary reduction feature of approximately $140,000, $133,000, and $121,000, respectively.

Note K. Shareholders' Equity.

On November 18, 1993, the Board of Directors declared a 15% stock dividend to holders of record on December 1, 1993. The 15% stock dividend did not affect total shareholders' equity. All references in the financial statements regarding the average or outstanding number of shares of common stock and related per share amounts, share prices, and stock option data have been adjusted to give retroactive effect to the 15% common stock dividend.

Note L. Supplemental Cash Flow Information.

During fiscal years 1995, 1994, and 1993, the Company made income tax payments of approximately $2,184,000, $842,000, and $1,806,000, respectively.

Note M. Segment Reporting.

The Company designs, manufactures, and markets two distinct types of technical instruments. Water pollution monitoring instruments include wastewater samplers and flow measuring devices used by industry and government to monitor compliance with water pollution regulations. Separation instruments are used by research, testing, and analytical and process laboratories to perform life science research; to support the development and production of high quality food, chemical, and pharmaceutical products; and environmental compliance testing.

Identifiable assets are assets used in the operations of each segment. Corporate assets consist, primarily, of cash, investments, refundable income taxes, deferred income taxes, other current assets, and other assets.

Segment information

----------------------------------------------------------------------------
                                    Water
                                  pollution
                                  monitoring    Separation
           1995                  instruments   instruments      Consolidated
-----------------------------    -----------   -----------      ------------
Net sales                          $28,739        $13,045        $41,784
                                   -------        -------        -------
Operating income (loss)            $ 4,601        $  (893)       $ 3,708
                                   -------        -------
Investment income                                                    938
Other                                                                499
                                                                 -------
  Earnings before income taxes                                   $ 5,145
                                                                 -------
Depreciation and amortization      $ 1,202        $   900        $ 2,102
                                   -------        -------        -------
Capital expenditures               $   471        $   654        $ 1,125
                                   -------        -------        -------
Identifiable assets                $12,769        $ 9,389        $22,158
                                   -------        -------        -------
Corporate assets                                                 $23,608
                                                                 -------
  Total assets                                                   $45,766
                                                                 -------
                                                                 -------
----------------------------------------------------------------------------

----------------------------------------------------------------------------
                                   Water
                                  pollution
                                  monitoring    Separation
           1994                  instruments   instruments      Consolidated
-----------------------------    -----------   -----------      ------------
Net sales                          $26,280        $12,426        $38,706
                                   -------        -------        -------
Operating income                   $ 3,581        $   179        $ 3,760
                                   -------        -------
Investment income                                                    697
Other                                                                616
                                                                 -------
  Earnings before income taxes                                   $ 5,073
                                                                 -------
Depreciation and amortization      $ 1,069        $   876        $ 1,945
                                   -------        -------        -------
Capital expenditures               $   421        $   329        $   750
                                   -------        -------        -------
Identifiable assets                $12,274        $ 7,633        $19,907
                                   -------        -------        -------
Corporate assets                                                 $24,059
                                                                 -------
  Total assets                                                   $43,966
                                                                 -------
                                                                 -------
-------------------------------------------------------------------------------
                                   Water
                                  pollution
                                  monitoring    Separation
           1993                  instruments   instruments      Consolidated
-----------------------------    -----------   -----------      ------------
Net sales                          $25,623        $12,021        $37,644
                                   -------        -------        -------
Operating income (loss)            $ 4,316        $(1,061)       $ 3,255
                                   -------        -------
Investment income                                                    726
Other                                                                457
                                                                 -------
  Earnings before income
    taxes and cumulative effect
    of a change in accounting
    principle                                                    $ 4,438
                                                                 -------
Depreciation and amortization      $   957        $   886        $ 1,843
                                   -------        -------        -------
Capital expenditures               $ 1,279        $   632        $ 1,911
                                   -------        -------        -------
Identifiable assets                $12,735        $ 7,970        $20,705
                                   -------        -------        -------
Corporate assets                                                 $21,520
                                                                 -------
  Total assets                                                   $42,225
                                                                 -------
                                                                 -------
-------------------------------------------------------------------------------

Note N. International sales.

----------------------------------------------------------
                          1995         1994         1993
----------------------------------------------------------
Europe                   $4,327       $3,436       $3,418
Asia                      2,822        2,172        1,769
North America             1,120        1,115        1,193
Other                     1,103        1,332        1,009
                         ------       ------       ------
                         $9,372       $8,055       $7,389
                         ------       ------       ------
                         ------       ------       ------
----------------------------------------------------------

Statements of Earnings by Quarter. (unaudited)
(Columnar amounts in thousands, except per share data)


                              First Quarter           Second Quarter           Third Quarter             Fourth Quarter
                            -----------------        ----------------         -----------------        -----------------
                              1995      1994          1995         1994        1995      1994           1995       1994
                            -------   -------        -------     -------      -------   -------        -------   -------
Net sales                   $10,264    $9,866        $10,431    $9,300        $11,451    $9,805         $9,638    $9,735
Cost of sales                 3,893     3,898          4,014     3,997          5,020     3,973          4,251     3,867
                            -------   -------        -------   -------        -------   -------        -------   -------
                              6,371     5,968          6,417     5,303          6,431     5,832          5,387     5,868
                            -------   -------        -------   -------        -------   -------        -------   -------
Expenses:
  Selling, general and
    administrative            3,828     3,783          4,208     3,521          4,492     3,601          3,902     3,711
  Research and engineering    1,125     1,146          1,169     1,149          1,098     1,125          1,076     1,175
                            -------   -------        -------   -------        -------   -------        -------   -------
                              4,953     4,929          5,377     4,670          5,590     4,726          4,978     4,886
                            -------   -------        -------   -------        -------   -------        -------   -------
Operating income              1,418     1,039          1,040       633            841     1,106            409       982

Non-operating income            336       305            366       375            441       307            294       326
                            -------   -------        -------   -------        -------   -------        -------   -------
Earnings before income
    taxes                     1,754     1,344          1,406     1,008          1,282     1,413            703     1,308
Income taxes                    605       451            419       314            426       438            121       391
                            -------   -------        -------   -------        -------   -------        -------   -------
Net earnings                $ 1,149    $  893        $   987    $  694        $   856    $  975         $  582    $  917
                            -------   -------        -------   -------        -------   -------        -------   -------
                            -------   -------        -------   -------        -------   -------        -------   -------

Net earnings per share         $.21      $.16           $.18      $.13           $.16      $.18           $.11      $.17
                               ----      ----           ----      ----           ----      ----           ----      ----
                               ----      ----           ----      ----           ----      ----           ----      ----

Weighted average shares
    outstanding               5,378     5,488          5,378     5,488          5,370     5,487          5,355     5,478
                            -------   -------        -------   -------        -------   -------        -------   -------

Quarterly per share amounts may not add to annual total due to rounding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Incorporated by reference from the Isco, Inc., Proxy Statement for Annual Meeting of Shareholders to be held December 14, 1995, under the captions ELECTION OF DIRECTORS, LIST OF CURRENT EXECUTIVE OFFICERS OF THE COMPANY, and ADDITIONAL INFORMATION - Compliance with Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION.

Incorporated by reference from the Isco, Inc., Proxy Statement for Annual Meeting of Shareholders to be held December 14, 1995, under the caption EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Incorporated by reference from the Isco, Inc., Proxy Statement for Annual Meeting of Shareholders to be held December 14, 1995, under the captions GENERAL and ELECTION OF DIRECTORS.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                           page
a.   The following documents are filed as a part of this report:          number

     1. Financial Statements:

           Independent Auditors' Report                                      15
           Consolidated Statements of Earnings for fiscal years
            ended July 28, 1995, July 29, 1994, and July 30, 1993            16
           Consolidated Balance Sheets at July 28, 1995 and July 29, 1994 17 Consolidated Statements of Shareholders' Equity
            for fiscal years ended July 28, 1995, July 29, 1994,
            and July 30, 1993                                                18
           Consolidated Statements of Cash Flows for fiscal years
            ended July 28, 1995, July 29, 1994, and July 30, 1993            19
           Notes to Consolidated Financial Statements                        21

        Financial statements of the Registrant's subsidiaries are omitted because the Registrant is, primarily, an operating company and the subsidiaries are wholly-owned.

     2. Schedules:

        Valuation and Qualifying Accounts - Schedule VIII                    33

        Schedules other than those listed above are omitted for the reason that they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (continued)
                                                                           page
                                                                          number

b.   Reports on Form 8-K filed for the three months ended July 28, 1995:

      1. None

c. Exhibits (Numbered in accordance with Item 601 of Regulation S-K):

      (3)   (i)  Articles of Incorporation as amended and restated
                 through July 26, 1985 [Incorporated by reference
                 to Exhibit 3.1 to the Registration Statement on
                 Form S-1, File No. 2-99303 (the "Form S-1")]                -

           (ii)  By-laws as amended through September 21, 1995              34

     (10) Material contracts:

          (iii) (a) 1985 Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.1 (ii) of the Form S-1)

     (11) Computation of Net Earnings Per Share                             33

     (21) Registrant owns 100 percent of the outstanding capital
          stock of Isco Instruments (Europe) AG, a Swiss corporation.        -

          Registrant owns 100 percent of the outstanding capital
          stock of Isco, Ltd. a Barbados corporation (incorporated
          August 3, 1992).                                                   -

     (23) Independent Auditors' Consent                                     42

     (27) Financial Data Schedule                                           43

     (99) Plan Year 1995 Financial Statements of the Isco, Inc.
          Retirement Plu$ Plan                                              44

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISCO, INC.

By: /s/Robert W. Allington         By: /s/Philip M. Wittig
   ---------------------------        --------------------------------
       Robert W. Allington,               Philip M. Wittig, Treasurer,
       Chief Executive Officer,           Chief Financial Officer,
       and Director                       and Director

Date:  October 19, 1995            Date: October 19, 1995


By: /s/Douglas M. Grant            By: /s/Vicki L. Benne
   ---------------------------        --------------------------------
       Douglas M. Grant, President,       Vicki L. Benne, Controller
       Chief Operating Officer,
       and Director

Date:  October 19, 1995       Date: October 19, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/Dale L. Young               By: /s/John R. Allington
   ---------------------------        --------------------------------
       Dale L. Young, Secretary           John R. Allington,
       and Director                       Director

Date:  October 19, 1995            Date: October 19, 1995


By:                                By: /s/James L. Linderholm
   ---------------------------        --------------------------------
       Robert B. Harris,                  James L. Linderholm,
       Director                           Director


Date:  October 19, 1995            Date: October 19, 1995



By: /s/Harris Wagenseil
   ---------------------------
       Harris Wagenseil,
       Director


Date:  October 19, 1995

                VALUATION AND QUALIFYING ACCOUNTS - SCHEDULE VIII
                             (Amounts in thousands)


                                    Balance at  Charged to              Balance at
                                    beginning    cost and     Amounts     end of
                                    of period    expenses   written-off   period
                                    ----------  ----------  ----------- ----------


Allowance for doubtful accounts:
Year ended July 28, 1995             $62        $20         $ 8         $74
Year ended July 29, 1994              57         31          26          62
Year ended July 30, 1993              64         35          42          57
-------------------------------------------------------------------------------

               COMPUTATION OF NET EARNINGS PER SHARE - EXHIBIT 11
              (Amount in thousands except share and per share data)


                                                       Year Ended
                                        ----------------------------------------
                                         July 28        July 29        July 30
                                           1995           1994           1993
                                        ---------      ---------      ---------
Primary:
      Average number of shares of
         common stock outstanding       5,369,216      5,484,278      5,485,497
      Additional shares assuming
         exercise of dilutive
         stock options                        973            916          2,891
                                        ---------      ---------      ---------
             Total                      5,370,189      5,485,194      5,488,388
                                        ---------      ---------      ---------
                                        ---------      ---------      ---------

             Net earnings                  $3,574         $3,479         $3,435
                                        ---------      ---------      ---------

             Per share amount               $0.67          $0.63          $0.63
                                        ---------      ---------      ---------

Fully Diluted:
      Average number of shares of
         common stock outstanding       5,369,216      5,484,278      5,485,497
      Additional shares assuming
         exercise of dilutive
         stock options                      3,728            927          2,993
                                        ---------      ---------      ---------
             Total                      5,372,944      5,485,205      5,488,490
                                        ---------      ---------      ---------
                                        ---------      ---------      ---------

             Net earnings                  $3,574         $3,479         $3,435
                                        ---------      ---------      ---------
                                        ---------      ---------      ---------

             Per share amount               $0.67          $0.63          $0.63
                                        ---------      ---------      ---------
                                        ---------      ---------      ---------