Form 10-Q
period 1995-10-27
ISCO INC
filed 1995-12-07
CIK 773730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 27, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ___________

     Commission file number   0-14429
                            -----------

                                   Isco, Inc.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Nebraska                                    47-0461807
   ------------------------               ------------------------------------
   (State of Incorporation)               (I.R.S. Employer Identification No.)


  4700 Superior Street,  Lincoln, Nebraska                         68504-1398
  ----------------------------------------                        ------------
(Address of principal executive offices)                           (Zip Code)


                                 (402) 464-0231
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
   -----   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 25, 1995:


Common Stock, $0.10 par value                                          5,351,931
-----------------------------                                   ----------------
          Class                                                 Number of Shares

                           ISCO, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                         Page
                                                                        Number
                                                                        ------

                         PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited):

          Condensed Consolidated Statements of Earnings                        3

          Condensed Consolidated Balance Sheets                                4

          Condensed Consolidated Statements of Cash Flows                      5

          Notes to Condensed Consolidated Financial Statements                 6

Item 2.   Management's Discussion and Analysis                                 7

                           ISCO, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)


(Amounts in thousands, except per share data)


                                                        Three months ended
                                                     ------------------------
                                                      Oct 27           Oct 28
                                                       1995             1994
                                                      ------           ------
Net sales                                             $9,752          $10,264
Cost of sales                                          4,307            3,893
                                                      ------           ------
                                                       5,445            6,371
Expenses:
 Selling, general, and administrative                  4,024            3,828
 Research and engineering                              1,117            1,125
                                                      ------           ------
                                                       5,141            4,953

Operating income                                         304            1,418

Non-operating income                                     364              336
                                                      ------           ------
Earnings before income taxes                             668            1,754

Income taxes                                             190              605
                                                      ------           ------
Net earnings                                          $  478          $ 1,149
                                                      ------           ------
                                                      ------           ------

Net earnings per share                                  $.09             $.21
                                                      ------           ------
                                                      ------           ------

Weighted average number of shares outstanding          5,356            5,378
                                                      ------           ------
                                                      ------           ------
Cash dividend per share                                 $.05             $.05
                                                      ------           ------
                                                      ------           ------


The accompanying notes are an integral part of the condensed consolidated financial statements.

                             ISCO, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)
(Columnar amounts in thousands)


                                                                Oct 27         Jul 28
                                                                 1995           1995
                                                               --------       --------
                                       ASSETS
Current assets:
  Cash and cash equivalents                                    $ 3,782        $ 4,063
  Short-term investments                                         5,250          5,883
  Accounts receivable - trade, net of allowance for
    doubtful accounts of $69,556 and $73,859                     6,886          6,949
  Inventories (Note 4)                                           6,964          6,812
  Other current assets                                           1,377          1,585
                                                              --------       --------
      Total Current Assets                                      24,259         25,292

Property, plant, and equipment, net of accumulated
  depreciation of $13,751,854 and $13,450,923                    8,130          8,337

Long-term investments                                           12,252         10,487

Other assets                                                     1,653          1,650
                                                              --------       --------
Total Assets                                                   $46,294        $45,766
                                                              --------       --------
                                                              --------       --------

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                             $   744        $   547
  Other current liabilities                                      2,310          2,216
                                                              --------       --------
      Total Current Liabilities                                  3,054          2,763

Deferred income taxes                                              981          1,001

Shareholders' equity (Note 3):
  Preferred stock, $.10 par value, authorized
    5,000,000 shares; issued none
  Common stock, $.10 par value, authorized
    15,000,000 shares; issued 5,978,538 shares                     598            598
  Additional paid-in capital                                    36,838         36,838
  Retained earnings                                              6,721          6,511
  Net unrealized holding gain(loss) on
    available-for-sale securities                                 (234)          (281)
  Treasury stock, at cost, 626,607 shares                       (1,664)        (1,664)
                                                              --------       --------
      Total Shareholders' Equity                                42,259         42,002
                                                              --------       --------
Total Liabilities and Shareholders' Equity                     $46,294        $45,766
                                                              --------       --------
                                                              --------       --------


The accompanying notes are an integral part of the condensed consolidated financial statements.

                           ISCO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                     Three months ended
                                                                  ------------------------
                                                                    Oct 27         Oct 28
(Columnar amounts in thousands)                                       1995          1994
                                                                  ---------      ---------
Cash flows from operating activities:
  Net earnings                                                      $   478        $ 1,149
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization                                     515            498
      Change in operating assets and liabilities                        388         (1,062)
      Other                                                            (115)            (5)
                                                                  ---------      ---------
  Total adjustments                                                     788           (569)
                                                                  ---------      ---------
  Net cash provided by operating activities                           1,266            580
                                                                  ---------      ---------

Cash flows from investing activities:
  Proceeds from sale of available-for-sale securities                    --              4
  Proceeds from maturity of held-to-maturity securities               1,220          1,487
  Proceeds from sale of property, plant, and equipment                  100             28
  Purchase of available-for-sale securities                             (41)           (33)
  Purchase of held-to-maturity securities                            (2,279)        (1,816)
  Purchase of property, plant, and equipment                           (250)          (278)
  Other                                                                 (29)           (32)
                                                                  ---------      ---------
  Net cash used in investing activities                              (1,279)          (640)
                                                                  ---------      ---------
Cash flows from financing activities:
  Cash dividends paid                                                  (268)          (269)
                                                                  ---------      ---------
  Net cash used in financing activities                                (268)          (269)
                                                                  ---------      ---------

Cash and cash equivalents:
  Net (decrease)                                                       (281)          (329)
  Balance at beginning of year                                        4,063          3,683
                                                                  ---------      ---------
  Balance at end of period                                          $ 3,782        $ 3,354
                                                                  ---------      ---------
                                                                  ---------      ---------


During the three months ended October 27, 1995 and October 28, 1994, the Company received income tax refunds and made income tax payments of approximately $17,000 and $178,000, respectively.


The accompanying notes are an integral part of the condensed consolidated financial statements.

                           ISCO, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Columnar amounts in thousands)

                                October 27, 1995


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

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in the Annual Report on Form 10K for the year ended July 28, 1995.

Note 2: Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

Note 3: On November 16, 1995, the Board of Directors declared a quarterly cash dividend of $.05 per share, payable January 3, 1996 to shareholders of record on December 8, 1995.

Note 4: Inventories are valued at the lower of cost or market, principally on the last-in, first-out (LIFO) basis. The composition of inventories is as follows:


                                          Oct 27, 1995     Jul 28, 1995
                                          ------------     ------------
               Raw materials                 $2,954             $2,843
               Work-in-process                2,594              2,554
               Finished goods                 1,416              1,415
                                           --------           --------
                                             $6,964             $6,812
                                          ---------          ---------
                                          ---------          ---------

Had inventories been valued on the first-in, first-out (FIFO) basis, they would have been approximately $946,000 and $952,000 higher than reported on the LIFO basis at October 27, 1995 and July 28, 1995, respectively.

Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                         (Columnar amounts in thousands)

SALES ANALYSIS AND REVIEW.

NET SALES TO UNAFFILIATED CUSTOMERS BY BUSINESS SEGMENT


                                                   Three months ended
                                                ----------------------
                                                10/27/95      10/28/94
                                                -------       --------
Water pollution monitoring instruments           $7,011        $ 7,085
Separation instruments                            2,741          3,179
                                                -------       --------
Total net sales                                  $9,752        $10,264
                                                -------       --------
                                                -------       --------

WATER POLLUTION MONITORING INSTRUMENTS. First quarter sales were $7,011,000, one percent below the same period last year and five percent above the preceding quarter. Domestic sales were down 13 percent and three percent compared with the same period last year and the preceding quarter, respectively. For the same periods, international sales were up 85 percent and 42 percent, respectively. Compared with the first quarter last year, sales of wastewater samplers were up while sales of flow meter products were down. The segment's order backlog at quarter-end was $1.2 million, 22 percent lower than at the beginning of the quarter.

SEPARATION INSTRUMENTS. First quarter sales were $2,741,000, 14 percent below the same period last year and seven percent below the preceding quarter. Domestic sales were down 18 percent and 13 percent compared with the same period last year and the preceding quarter, respectively. For the same periods, international sales were down four percent and up nine percent, respectively. Compared with the first quarter of last year, sales of each of the product groups were down. The segment's order backlog at quarter-end was $1.8 million, five percent higher than at the beginning of the quarter.


OPERATING INCOME ANALYSIS AND REVIEW.

OPERATING INCOME BY BUSINESS SEGMENT.


                                                   Three months ended
                                                -----------------------
                                                10/27/95       10/28/94
                                                -------        --------
Water pollution monitoring instruments            $ 913         $1,563
Separation instruments                             (609)          (145)
                                                -------       --------
Total operating income                            $ 304         $1,418
                                                -------       --------
                                                -------       --------

WATER POLLUTION MONITORING INSTRUMENTS. This segment generated operating income of $913,000 during the first quarter of fiscal 1996, 42 percent below the same period one year ago. Two factors reduced the segment's gross margin. One, dealer discounts on significantly higher international sales adversely affected net sales instead of increasing selling expense. Two, the indirect labor expense element of manufacturing overhead increased. Higher sales and administrative salaries and wages along with higher commissions, advertising expenses, and professional fees increased the segment's operating expenses.

SEPARATION INSTRUMENTS. This segment sustained an operating loss of $609,000 during the first quarter of fiscal 1996, 320 percent larger than the loss for the same period one year ago. The segment's gross margin was reduced because dealer discounts on higher international sales adversely affected net sales instead of increasing selling expenses. In addition, increased manufacturing overhead, primarily, from wages and benefits also reduced the gross margin. Higher selling expenses for materials and supplies, travel, and wages increased operating expenses, for the period, even though engineering and administrative expenses declined for the period.


RESULTS OF OPERATIONS.

The following table sets forth, for the three-month period indicated, the percentages which certain components of the Condensed Consolidated Statements of Earnings bear to net sales and the percentage of change of such components (based on actual dollars) compared with the same periods of the prior year.



                                                               Three months ended
                                                     --------------------------------------
                                                     10/27/95       10/28/94         Change
                                                     --------       --------        -------
Net sales                                              100.0%         100.0%         (5.0)%
Cost of sales                                           44.2           37.9           10.6
                                                     -------        -------
                                                        55.8           62.1          (14.5)
                                                      ------         ------
Expenses:
 Selling, general, & administrative                     41.3           37.3            5.1
 Research & engineering                                 11.4           11.0            (.7)
                                                      ------         ------
                                                        52.7           48.3            3.8
                                                      ------         ------

Operating income                                         3.1           13.8          (78.6)

Non-operating income                                     3.7            3.3            8.3
                                                      ------         ------

Earnings before income taxes                             6.8           17.1          (61.9)

Income taxes                                             1.9            5.9          (68.6)
                                                      ------         ------

Net earnings                                            4.9%          11.2%          (58.4)
                                                      ------         ------
                                                      ------         ------




The underlying reasons for the changes in operating results were discussed in the previous section. The effective income tax rate for the first quarter fiscal 1996 was 28 percent compared with 34 percent for the same period one year ago. The decline is, primarily, the result of the lower taxable income relative to tax exempt income.


FINANCIAL CONDITION AND LIQUIDITY.

At October 27, 1995, the Company's working capital exceeded $21 million and its current ratio was 7.9:1. Cash flows from operations were $1,266 for the three months ended October 27, 1995 compared with $580,000 for the same period last year. The turnover of accounts receivable continues to be good; with 75 percent current, 13 percent 1 to 30 days past due, and 12 percent more than 30 days past due. The increase in accounts payable is made up of amounts due suppliers of direct materials.

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


SIGNATURES.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ISCO, INC.


                                   BY /s/ Robert W. Allington
                                     -----------------------------------
                                     Robert W. Allington, Chairman
                                     and Chief Executive Officer


                                   BY /s/ Philip M. Wittig
                                     -----------------------------------
                                     Philip M. Wittig, Treasurer
                                     and Chief Financial Officer



Date:  December 7, 1995