Form 10-Q
period 1996-01-26
ISCO INC
filed 1996-03-08
CIK 773730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 26, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of February 23, 1996:


Common Stock, $0.10 Par Value                                       5,351,931
-----------------------------                                   ----------------
            Class                                               Number of Shares

                           ISCO, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                           Page
                                                                          Number
                                                                          ------

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited):

          Condensed Consolidated Statements of Earnings                       3

          Condensed Consolidated Balance Sheets                               4

          Condensed Consolidated Statements of Cash Flows                     5

          Notes to Condensed Consolidated Financial Statements                6

Item 2.   Management's Discussion and Analysis                                7


                           PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders                 9

                           ISCO, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)


(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                         Three months ended   Six months ended
                                         ------------------   ----------------
                                          Jan 26   Jan 27     Jan 26    Jan 27
                                           1996     1995       1996      1995
                                          ------   -------    -------   -------
Net sales                                 $9,940   $10,431    $19,692   $20,695
Cost of sales                              4,467     4,014      8,774     7,907
                                          ------   -------    -------   -------
                                           5,473     6,417     10,918    12,788
Expenses:
 Selling, general, and administrative      3,856     4,208      7,880     8,036
 Research and engineering                  1,180     1,169      2,297     2,294
                                          ------   -------    -------   -------
                                           5,036     5,377     10,177    10,330

Operating income                             437     1,040        741     2,458

Non-operating income                         368       366        732       702
                                          ------   -------    -------   -------

Earnings before income taxes                 805     1,406      1,473     3,160

Income taxes                                 185       419        375     1,024
                                          ------   -------    -------   -------

Net earnings                              $  620   $   987    $ 1,098   $ 2,136
                                          ------   -------    -------   -------
                                          ------   -------    -------   -------


Net earnings per share                      $.12      $.18       $.21      $.40
                                          ------   -------    -------   -------
                                          ------   -------    -------   -------

Weighted average number of
  shares outstanding                       5,352     5,378      5,352     5,378
                                          ------   -------    -------   -------
                                          ------   -------    -------   -------

Cash dividend per share                     $.05      $.05       $.10      $.10
                                          ------   -------    -------   -------
                                          ------   -------    -------   -------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           ISCO, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

(COLUMNAR AMOUNTS IN THOUSANDS)

                                                          Jan 26    Jul 28
                                                           1996      1995
                                                          -------   -------
                                     ASSETS
Current assets:
  Cash and cash equivalents                               $ 6,436   $ 4,063
  Short-term investments                                    3,510     5,883
  Accounts receivable - trade, net of allowance for
    doubtful accounts of $66,677 and $73,859                6,601     6,949
  Inventories (Note 4)                                      6,631     6,812
  Other current assets                                      1,579     1,585
                                                          -------   -------

      Total Current Assets                                 24,757    25,292

Property, plant, and equipment, net of accumulated
  depreciation of $14,031,059 and $13,450,923               7,926     8,337

Long-term investments                                      12,421    10,487

Other assets                                                1,670     1,650
                                                          -------   -------

Total Assets                                              $46,774   $45,766
                                                          -------   -------
                                                          -------   -------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                        $   887   $   547
  Other current liabilities                                 2,165     2,216
                                                          -------   -------

      Total Current Liabilities                             3,052     2,763

Deferred income taxes                                         965     1,001

Shareholders' equity (Note 3):
  Preferred stock, $.10 par value, authorized
    5,000,000 shares; issued none
  Common stock, $.10 par value, authorized
    15,000,000 shares; issued 5,978,538 shares                598       598
  Additional paid-in capital                               36,838    36,838
  Retained earnings                                         7,073     6,511
  Net unrealized holding gain(loss) on
    available-for-sale securities                             (88)     (281)
  Treasury stock, at cost, 626,607 shares                  (1,664)   (1,664)
                                                          -------   -------

      Total Shareholders' Equity                           42,757    42,002
                                                          -------   -------

Total Liabilities and Shareholders' Equity                $46,774   $45,766
                                                          -------   -------
                                                          -------   -------


The accompanying notes are an integral part of the condensed consolidated financial statements.

                           ISCO, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                            Six months ended
                                                            -----------------
                                                            Jan 26     Jan 27
(COLUMNAR AMOUNTS IN THOUSANDS)                              1996       1995
                                                            -------    -------
Cash flows from operating activities:
  Net earnings                                              $ 1,098    $ 2,136
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization                           1,008        997
      Change in operating assets and liabilities                697     (2,434)
      Other                                                    (126)       (51)
                                                            -------    -------
  Total adjustments                                           1,579     (1,488)
                                                            -------    -------
  Net cash provided by operating activities                   2,677        648
                                                            -------    -------

Cash flows from investing activities:
  Proceeds from sale of available-for-sale securities            25          8
  Proceeds from maturity of held-to-maturity securities       3,493      3,492
  Proceeds from sale of property, plant, and equipment          127        104
  Purchase of available-for-sale securities                  (2,362)       (71)
  Purchase of held-to-maturity securities                      (475)    (3,531)
  Purchase of property, plant, and equipment                   (476)      (704)
  Other                                                        (100)       (50)
                                                            -------    -------
  Net cash provided by (used in) investing activities           232       (752)
                                                            -------    -------

Cash flows from financing activities:
  Cash dividends paid                                          (536)      (538)
                                                            -------    -------
  Net cash used in financing activities                        (536)      (538)
                                                            -------    -------

Cash and cash equivalents:
  Net increase (decrease)                                     2,373       (642)
  Balance at beginning of year                                4,063      3,683
                                                            -------    -------
  Balance at end of period                                  $ 6,436    $ 3,041
                                                            -------    -------
                                                            -------    -------

During the six months ended January 26, 1996 and January 27, 1995, the Company received income tax refunds and made income tax payments of approximately $37,000 and $1,418,000, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           ISCO, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Columnar amounts in thousands)

                                January 26, 1996


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

Note 3: On February 22, 1996, the Board of Directors declared a quarterly cash dividend of $.05 per share, payable April 1, 1996 to shareholders of record on March 8, 1996.

Note 4: Inventories are valued at the lower of cost or market, principally on the last-in, first-out (LIFO) basis. The composition of inventories is as follows:

                                             Jan 26, 1996   Jul 28, 1995
                                             ------------   ------------

             Raw materials                      $2,838         $2,843
             Work-in-process                     2,268          2,554
             Finished goods                      1,525          1,415
                                                ------         ------
                                                $6,631         $6,812
                                                ------         ------
                                                ------         ------

Had inventories been valued on the first-in, first-out (FIFO) basis, they would have been approximately $1,014,000 and $952,000 higher than reported on the LIFO basis at January 26, 1996 and July 28, 1995, respectively.

Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                         (Columnar amounts in thousands)

SALES ANALYSIS AND REVIEW.

NET SALES TO UNAFFILIATED CUSTOMERS BY BUSINESS SEGMENT.

                                         Three months ended   Six months ended
                                         ------------------   ----------------
                                          1/26/96   1/27/95   1/26/96   1/27/95
                                          -------   -------   -------   -------
Water pollution
  monitoring instruments                   $6,270   $ 6,838   $13,281   $13,923
Separation instruments                      3,670     3,593     6,411     6,772
                                           ------   -------   -------   -------
Total net sales                            $9,940   $10,431   $19,692   $20,695
                                           ------   -------   -------   -------
                                           ------   -------   -------   -------

WATER POLLUTION MONITORING INSTRUMENTS. Sales for the three- and six-month periods, ended January 26, 1996, were down 8.3 percent and 4.6 percent, respectively, when compared with the same periods last year. For the periods under review, domestic sales were down 12.8 percent and 12.7 percent, respectively, while international sales were up 11.6 percent and 40.7 percent, respectively. When compared with last year, six-month sales of wastewater samplers and parameter monitoring products were flat while flow meter sales and leasing revenues were down. Orders received during the periods being reviewed were 4.8 percent higher and 1.6 percent lower, respectively, when compared with the same periods last year. The segment's order backlog, at mid-year, was $1.8 million, an increase of 14.3 percent from the beginning of the fiscal year.

SEPARATION INSTRUMENTS. Sales for the three- and six-month periods, ended January 26, 1996, were up 2.1 percent and down 5.3 percent, respectively, when compared with the same periods last year. For the periods under review, domestic sales were up 17.7 percent and down 1.4 percent, respectively, and international sales were down 15.7 percent and 11.6 percent, respectively. When compared with last year, six-month sales of liquid chromatography products were up slightly while sales of supercritical fluid extract (SFE) products, syringe pumps, and autosamplers were down. Orders received during the periods being reviewed were 19.7 percent and 16.8 percent below, respectively, the same periods last year. The segment's order backlog, at mid-year, was $1.4 million
17.1 percent lower than at the beginning of the fiscal year.


OPERATING INCOME ANALYSIS AND REVIEW.

OPERATING INCOME BY BUSINESS SEGMENT.

                                         Three months ended   Six months ended
                                         ------------------   ----------------
                                          1/26/96   1/27/95   1/26/96   1/27/95
                                          -------   -------   -------   -------
Water pollution
  monitoring instruments                     $287   $ 1,062    $1,200    $2,625
Separation instruments                        150       (22)     (459)     (167)
                                           ------   -------   -------   -------
Total operating income                       $437    $1,040      $741    $2,458
                                           ------   -------   -------   -------
                                           ------   -------   -------   -------

WATER POLLUTION MONITORING INSTRUMENTS. For the three- and six-month periods, the operating income generated by this segment declined 72.9 percent and 54.3 percent, respectively, when compared with the same periods last year. The decline in operating income was the result of a lower gross margin and increased operating expenses. The gross margin was adversely affected by increased manufacturing overhead. In addition, discounted prices on growing international dealer sales also adversely affect the gross margin. Wages, benefits,and depreciation expenses accounted for the increase in manufacturing overhead.
With respect to operating expenses; selling and engineering expenses increased while general and administrative expenses decreased.

SEPARATION INSTRUMENTS. For the three- and six-month periods, this segment generated operating income of $150,000 and an operating loss of $459,000, respectively. This compares to an operating loss of $22,000 and $167,000, respectively, for the same periods last year. The gross margin was adversely affected by a shift in sales mix, to products with lower margins. In addition, the decline in manufacturing overhead expenses failed to match the rate of decline in direct manufacturing expenses. Operating expenses declined for both the periods under review.


RESULTS OF OPERATIONS.

The following table sets forth, for the three- and six-month periods indicated, the percentages which certain components of the Condensed Consolidated Statements of Earnings bear to net sales and the percentage of change of such components (based on actual dollars) compared with the same periods of the prior year.

                             Three months ended             Six months ended
                         ---------------------------   ---------------------------

                         1/26/96   1/27/95   Change    1/26/96   1/27/95   Change
                         -------   -------   -------   -------   -------   -------

Net sales                 100.0%    100.0%    (4.7)%    100.0%    100.0%    (4.8)%
Cost of sales              44.9      38.5     11.3       44.5      38.2     11.0
                         ------    ------              ------    ------
                           55.1      61.5    (14.7)      55.5      61.8    (14.6)
Expenses:                ------    ------              ------    ------
 Selling, general,
  & administrative         38.8      40.3     (8.4)      40.0      38.8     (1.9)
 Research
  & engineering            11.9      11.2       .9       11.7      11.1       .1
                         ------    ------              ------    ------
                           50.7      51.5     (6.3)      51.7      49.9     (1.5)
                         ------    ------              ------    ------
Operating income            4.4      10.0    (58.0)       3.8      11.9    (69.9)

Non-operating
 income                     3.7       3.5       .5        3.7       3.4      4.3
                         ------    ------              ------    ------
Earnings before
 income taxes               8.1      13.5    (42.7)       7.5      15.3    (53.4)

Income taxes                1.9       4.0    (55.8)       1.9       4.9    (63.4)
                         ------    ------              -------   -------
Net earnings                6.2%      9.5%   (37.2)       5.6 %    10.4 %  (48.6)
                         ------    ------              ------    -------
                         ------    ------              ------    -------

The underlying reasons for the changes in year-to-year operating results have been discussed in the preceding section. Primarily, as a result of reduced second quarter operating expenses, net earnings were 29.7 percent above the first quarter, on a sales increase of 1.9 percent. The effective income tax rate for the current three- and six-month periods was 23 percent and 25 percent, respectively, which compares with 30 percent and 32 percent, respectively, for the same periods last year. The change is, primarily, the result of lower taxable income relative to increased tax exempt income and the tax benefits resulting from increased international sales channeled through the Company's Foreign Sales Corporation (FSC).

FINANCIAL CONDITION AND LIQUIDITY.

At January 26, 1996, the Company's working capital was nearly $22 million and its current ratio was 8.1:1. The increase in accounts payable since the beginning of the fiscal year is made up, primarily, of amounts due suppliers of direct material. Also included is a large invoice for services rendered which was covered by insurance.

Cash flows from operations were $2,677,000 for the six-month period ended January 26, 1996 compared with $648,000 for the same period last year. The improvement in cash flows was primarily the result of two partially offsetting factors. For the periods being reviewed, there was a $3.1 million positive effect on cash flows from a decrease in net operating assets and liabilities, partially offset by the lower earnings of $1.0 million. During the period last year, the Company made significant investments in inventories to support anticipated sales.


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



                           PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders.
The Company's annual meeting of shareholders was held on December 14, 1995.

A. The following persons were elected to serve a two-year term on the Company's Board of Directors.

                                                  Votes
                                   --------------------------------------
          Nominee                  In Favor       Opposed        Withheld
     -------------------           --------       -------        --------
     Robert W. Allington           4,984,008        ---          32,207
     James L. Linderholm           4,984,008        ---          32,207
     Dale L. Young                 4,984,008        ---          32,207

B. The Isco, Inc. Directors' Deferred Stock Compensation Plan was approved by the shareholders.

                                    Votes
                    --------------------------------------
                     In Favor      Opposed        Withheld
                    ---------      -------        --------
                    4,874,410      122,134        19,671

The Plan provides directors of the Company with an election to defer receipt of the cash fees paid for regular or special meetings of the Board of Directors, for committee meetings, for the annual retainer, and for services serving as corporate secretary. Directors electing such deferral will be credited with Deferred Stock Units which will be translated into and delivered in shares of common stock of the Company at the time the director is no longer serving as a member of the Board of Directors. At total of 50,000 shares of common stock has been set aside for payments of Deferred Stock Units under the plan.


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


Date:  March 8, 1996