Form 10-Q
period 1996-04-26
ISCO INC
filed 1996-06-07
CIK 773730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended April 26, 1996

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


                                  (402) 464-0231
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
   -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 31, 1996:


Common Stock, $0.10 par value                                       5,351,931
- -----------------------------                                   ----------------
            Class                                               Number of Shares

                           ISCO, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                           Page
                                                                          Number
                                                                          ------

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited):

           Condensed Consolidated Statements of Earnings                    3

           Condensed Consolidated Balance Sheets                            4

           Condensed Consolidated Statements of Cash Flows                  5

           Notes to Condensed Consolidated Financial Statements             6

Item 2.    Management's Discussion and Analysis                             7

                           PART II - OTHER INFORMATION

Item 5.    Acquisition                                                      9

                           ISCO, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)


(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           Three months ended  Nine months ended
                                           ------------------  -----------------
                                            Apr 26    Apr 28    Apr 26   Apr 28
                                             1996      1995      1996     1995
                                           -------   -------   -------   -------
Net sales                                   $9,781   $11,451   $29,473   $32,146
Cost of sales                                4,320     5,020    13,093    12,928
                                           -------   -------   -------   -------
                                             5,461     6,431    16,380    19,218
Expenses:
 Selling, general, and administrative        3,978     4,492    11,859    12,528
 Research and engineering                    1,130     1,098     3,427     3,392
                                           -------   -------   -------   -------
                                             5,108     5,590    15,286    15,920

Operating income                               353       841     1,094     3,298

Non-operating income                           486       441     1,218     1,143
                                           -------   -------   -------   -------

Earnings before income taxes                   839     1,282     2,312     4,441

Income taxes                                   251       426       626     1,449
                                           -------   -------   -------   -------

Net earnings                                $  588   $   856   $ 1,686   $ 2,992
                                           -------   -------   -------   -------
                                           -------   -------   -------   -------

Net earnings per share                        $.11      $.16      $.32      $.56
                                              ----      ----      ----      ----
                                              ----      ----      ----      ----

Weighted average number of
  shares outstanding                         5,352     5,370     5,352     5,375
                                           -------   -------   -------   -------
                                           -------   -------   -------   -------

Cash dividend per share                       $.05      $.05      $.15      $.15
                                              ----      ----      ----      ----
                                              ----      ----      ----      ----


The accompanying notes are an integral part of the condensed consolidated financial statements.

                           ISCO, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


(COLUMNAR AMOUNTS IN THOUSANDS)
                                                               Apr 26     Jul 28
                                                                1996       1995
                                                               -------    -------
                                      ASSETS
Current assets:
     Cash and cash equivalents                                 $ 4,554    $ 4,063
     Short-term investments                                      2,646      5,883
     Accounts receivable - trade, net of allowance for
      doubtful accounts of $65,626 and $73,859                   6,497      6,949
     Inventories (Note 4)                                        6,197      6,812
     Other current assets                                        1,446      1,585
                                                               -------    -------

        Total Current Assets                                    21,340     25,292

Property, plant, and equipment, net of accumulated
     depreciation of $14,430,807 and $13,450,923                 7,696      8,337

Long-term investments                                           15,742     10,487

Other assets (Note 5)                                            2,270      1,650
                                                               -------    -------

Total Assets                                                   $47,048    $45,766
                                                               -------    -------
                                                               -------    -------

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                          $   857    $   547
     Other current liabilities                                   2,329      2,216
                                                               -------    -------

        Total Current Liabilities                                3,186      2,763

Deferred income taxes                                              913      1,001

Shareholders' equity (Note 3):
     Preferred stock, $.10 par value, authorized
      5,000,000 shares; issued none
     Common stock, $.10 par value, authorized
      15,000,000 shares; issued 5,978,538 shares                   598        598
     Additional paid-in capital                                 36,838     36,838
     Retained earnings                                           7,394      6,511
     Net unrealized holding gain(loss) on
      available-for-sale securities                               (217)      (281)
     Treasury stock, at cost, 626,607 shares                    (1,664)    (1,664)
                                                               -------    -------

        Total Shareholders' Equity                              42,949     42,002
                                                               -------    -------

Total Liabilities and Shareholders' Equity                     $47,048    $45,766
                                                               -------    -------
                                                               -------    -------


The accompanying notes are an integral part of the condensed consolidated financial statements.

                           ISCO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                               Nine months ended
                                                               ------------------
                                                               Apr 26     Apr 28
(COLUMNAR AMOUNTS IN THOUSANDS)                                 1996       1995
                                                               -------    -------
Cash flows from operating activities:
     Net earnings                                              $ 1,686    $ 2,992
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
        Depreciation and amortization                            1,483      1,511
        Change in operating assets and liabilities               1,127     (3,358)
        Other                                                     (213)      (268)
                                                               -------    -------
     Total adjustments                                           2,397     (2,115)
                                                               -------    -------
     Net cash provided by operating activities                   4,083        877
                                                               -------    -------

Cash flows from investing activities:
     Proceeds from sale of available-for-sale securities           155          8
     Proceeds from maturity of held-to-maturity securities       4,779      4,300
     Proceeds from sale of property, plant, and equipment          158        140
     Purchase of available-for-sale securities                  (6,464)      (216)
     Purchase of held-to-maturity securities                      (475)    (4,926)
     Purchase of property, plant, and equipment                   (668)      (965)
     Other                                                        (274)      (115)
                                                               -------    -------
     Net cash provided by (used in) investing activities        (2,789)    (1,774)
                                                               -------    -------

Cash flows from financing activities:
     Cash dividends paid                                          (803)      (807)
     Purchase of stock                                            --         (253)
                                                               -------    -------
     Net cash used in financing activities                        (803)    (1,060)
                                                               -------    -------
Cash and cash equivalents:
     Net increase (decrease)                                       491     (1,957)
     Balance at beginning of year                                4,063      3,683
                                                               -------    -------
     Balance at end of period                                  $ 4,554    $ 1,726
                                                               -------    -------
                                                               -------    -------


During the nine months ended April 26, 1996 and April 28, 1995, the Company received income tax refunds and made income tax payments of approximately $158,390 and $1,577,584, respectively.


The accompanying notes are an integral part of the condensed consolidated financial statements.

                           ISCO, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Columnar amounts in thousands)

                                 April 26, 1996


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

Note 3: On May 16, 1996, the Board of Directors declared a quarterly cash dividend of $.05 per share, payable July 1, 1996 to shareholders of record on June 14, 1996.

Note 4: Inventories are valued at the lower of cost or market, principally on the last-in, first-out (LIFO) basis. The composition of inventories is as follows:

                                             Apr 26, 1996   Jul 28, 1995
                                             ------------   ------------
             Raw materials                      $2,408         $2,843
             Work-in-process                     2,241          2,554
             Finished goods                      1,548          1,415
                                                ------         ------
                                                $6,197         $6,812
                                                ------         ------
                                                ------         ------

Had inventories been valued on the first-in, first-out (FIFO) basis, they would have been approximately $1,069,000 and $952,000 higher than reported on the LIFO basis at April 26, 1996 and July 28, 1995, respectively.

Note 5: During the third quarter the Company loaned Geomation, Inc. $500,000 at
8.25 percent interest. The loan and interest is payable either on the effective date of the acquisition of Geomation, Inc. by Isco, Inc. or on September 30, 1997, should Isco, Inc. elect not to acquire Geomation, Inc. The Company and Geomation, Inc. agreed to delay the acquisition of Geomation, Inc. by the Company for one year, until the third quarter of calendar year 1997.

Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                         (Columnar amounts in thousands)

SALES ANALYSIS AND REVIEW.

NET SALES TO UNAFFILIATED CUSTOMERS BY BUSINESS SEGMENT.

                                    Three months ended       Nine months ended
                                    ------------------       -----------------
                                    4/26/96    4/28/95       4/26/96   4/28/95
                                    -------    -------       -------   -------
Water pollution
  monitoring instruments            $ 6,756    $ 8,110       $20,037   $22,033
Separation instruments                3,025      3,341         9,436    10,113
                                    -------    -------       -------   -------
Total net sales                     $ 9,781    $11,451       $29,473   $32,146
                                    -------    -------       -------   -------
                                    -------    -------       -------   -------

WATER POLLUTION MONITORING INSTRUMENTS. Sales for the three-month and nine-month periods, ended April 26, 1996, were down 16.7 percent and 9.1 percent, respectively, when compared with the same periods last year. For the periods under review, domestic sales were down 24.8 percent and 17.1 percent, respectively, while international sales were up 25.9 percent and 35.1 percent, respectively. When compared with last year, nine-month sales of parameter monitoring products were flat, and sales of wastewater samplers and flow meters were down. Orders received during the periods being reviewed were 11.1 percent and 5.0 percent lower, respectively, when compared with the same periods last year. The segment's order backlog, at the nine-months end, was $1.9 million, an increase of 20.1 percent from the beginning of the fiscal year.

SEPARATION INSTRUMENTS. Sales for the three-month and nine-month periods, ended April 26, 1996, were down 9.5 percent and 6.7 percent, respectively, when compared with the same periods last year. For the periods under review, domestic sales were up 7.2 percent and 1.4 percent, respectively, while international sales were down 32.7 percent and 18.9 percent, respectively. When compared with last year, nine-month sales of liquid chromatography products were up, while sales of supercritical fluid extraction (SFE) products and syringe pumps were down. Orders received during the periods being reviewed were 5.7 percent higher and 10.7 percent lower, respectively, when compared with the same periods last year. The segment's order backlog, at the nine-months end, was $1.3 million, 25.8 percent lower than at the beginning of the fiscal year.


OPERATING INCOME ANALYSIS AND REVIEW.

OPERATING INCOME BY BUSINESS SEGMENT.

                                    Three months ended       Nine months ended
                                    ------------------       -----------------
                                    4/26/96    4/28/95       4/26/96   4/28/95
                                    -------    -------       -------   -------
Water pollution
  monitoring instruments            $   506    $   969       $ 1,706   $ 3,594
Separation instruments                 (153)      (128)         (612)     (296)
                                    -------    -------       -------   -------

Total operating income              $   353    $   841       $ 1,094   $ 3,298
                                    -------    -------       -------   -------
                                    -------    -------       -------   -------

WATER POLLUTION MONITORING INSTRUMENTS. For the three-month and nine-month periods, the operating income generated by this segment declined 47.9 percent and 52.5 percent, respectively, when compared with the same periods last year. The decline in the year-to-date operating income is the result of lower sales and a deterioration of the gross profit margin, which continues to be adversely affected by the growth of international sales in relation to the segment's total sales. Year-to-date manufacturing overhead and operating expenses declined.

SEPARATION INSTRUMENTS. For the three-month and nine-month periods, the operating loss generated by this segment increased 18.9 percent and 107.0 percent respectively, when compared with the same periods last year. The increase in the year-to-date operating loss is the result of lower sales combined with a shift in sales mix to products with lower margins causing a deterioration of the gross profit margin. Year-to-date manufacturing overhead and operating expenses declined.


RESULTS OF OPERATIONS.

The following table sets forth, for the three-month and nine-month periods indicated, the percentages which certain components of the Condensed Consolidated Statements of Earnings bear to net sales and the percentage of change of such components (based on actual dollars) compared with the same periods of the prior year.

                           Three months ended            Nine months ended
                       ---------------------------   ---------------------------
                       4/26/96   4/28/95   Change    4/26/96   4/28/95   Change
                       -------   -------   -------   -------   -------   -------

Net sales               100.0%    100.0%   (14.6)%    100.0%    100.0%    (8.3)%

Cost of sales            44.2      43.8    (13.9)      44.4      40.2      1.3
                        -----     -----               -----     -----
                         55.8      56.2    (15.1)      55.6      59.8    (14.8)
                        -----     -----               -----     -----

Expenses:
 Selling, general,
  & administrative       40.7      39.2    (11.4)      40.3      39.0     (5.3)
 Research
  & engineering          11.5       9.6      2.9       11.6      10.5      1.0
                        -----     -----               -----     -----
                         52.2      48.8     (8.6)      51.9      49.5     (4.0)
                        -----     -----               -----     -----

Operating income          3.6       7.4    (58.0)       3.7      10.3    (66.8)

Non-operating
 income                   5.0       3.8     10.2        4.1       3.5      6.6
                        -----     -----               -----     -----

Earnings before
 income taxes             8.6      11.2    (34.6)       7.8      13.8    (47.9)

Income taxes              2.6       3.7    (41.1)       2.1       4.5    (56.8)
                        -----     -----               -----     -----

Net earnings              6.0%      7.5%   (31.3)       5.7%      9.3%   (43.6)
                        -----     -----               -----     -----
                        -----     -----               -----     -----

The underlying reasons for the changes in year-to-year operating results have been discussed in the preceding sections. The effective income tax rates for the current three-month and nine-month period were 29.9 percent and 27.1 percent, respectively, which compares with 33.2 percent and 32.6 percent, respectively. The change is, primarily, the result of lower taxable income relative to increased tax-exempt income.


FINANCIAL CONDITION AND LIQUIDITY.

At April 26, 1996, the Company's working capital was nearly $18.2 million and its current ratio was 6.7:1. The increase in accounts payable compared with the beginning of the fiscal year is made up of amounts due suppliers of direct material and refunds due customers.

Cash flows from operations were $4,083,000 for the nine-month period ended April 26, 1996 compared with $877,000 for the same period last year. Last year's extremely low cash flows from operations were a result of management's decision to build inventories in preparation for anticipated customer demands in the fourth quarter. Also, there was significant growth in accounts receivable, the result of very strong shipments in the last five weeks of the period. The current year's cash flows from operations have returned to historical levels.


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

                           PART II - OTHER INFORMATION

ITEM 5. Acquisition.
On April 25, 1996, the Company and Geomation, Inc. agreed to delay the acquisition of Geomation, Inc. until the third quarter of calendar year 1997. The one-year extension will allow Geomation to demonstrate the commercial viability of a recently designed and introduced product line.

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

Date:  June   7  , 1996
            ----