Form 10-K
period 1996-07-26
ISCO INC
filed 1996-10-23
CIK 773730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

     For the fiscal year ended July 26, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934   [No Fee Required]

     For the Transition Period From___________to____________

     Commission File No. 0-14429

                                Isco, Inc
          -----------------------------------------------------
          (Exact name of Registrant as specified in its charter)

             Nebraska                          47-0461807
     -----------------------        -----------------------------------
     (State of incorporation)       (I.R.S. Employer Identification No.)

      4700 Superior Street, Lincoln, Nebraska                 68504-1398
     ----------------------------------------                 ----------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes X     No_____
                                    --
As of September 27, 1996, 5,351,931 shares of Common Stock of Isco, Inc., were outstanding and the aggregate market value of such Common Stock held by nonaffiliates was approximately $25,026,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for Annual Meeting of Shareholders to be held December 12, 1996
- Part III.

                                     PART I
ITEM 1. BUSINESS.

GENERAL

Isco, Inc. was founded as a Nebraska corporation in 1959 under the name Instrumentation Specialties Company, Inc. The Company designs, manufactures, and markets worldwide two types of products: its water quality monitoring products are used by industry and government to monitor compliance with water quality regulations and its laboratory-scale separation instruments products are used in a variety of research and testing laboratories and by industry to monitor product quality. For segment information reference the Notes to the Financial Statements, and Management's Discussion and Analysis (MD&A).

The Company's founder, Robert W. Allington, has been the controlling shareholder, chairman of the board, chief executive officer since inception, and president until October 6, 1995. Douglas M. Grant has been president and chief operating officer of the Company since October 6, 1995.

The Company's principal offices are located at 4700 Superior Street, Lincoln, Nebraska 68504-1398, and its telephone number is (402)464-0231. As used herein, "Company" or "Isco" refers to Isco, Inc., and its subsidiaries, unless the context otherwise requires.

In September 1993, the Company acquired a minority ownership position in Geomation, Inc., a privately held company in Golden, Colorado. The Company has the option to acquire complete ownership of Geomation, Inc. That option is exercisable during the first quarter of fiscal 1998.

RECENT DEVELOPMENTS

In July 1996 after operating for many years with two divisions, the Company merged the divisions into one operating unit. Refer to MD&A for additional information on the restructuring.

Subsequent to the close of fiscal year 1996, the Company acquired substantially all of the assets and assumed selected liabilities of Suprex Corporation, Pittsburgh, Pennsylvania. Suprex was a significant producer of supercritical fluid extraction (SFE) products with a major focus in the food industry. For example, Frito-Lay, Inc., a leading food producer, makes extensive use of Suprex SFE products in ensuring high quality foods. By combining the Suprex SFE products with those of the Company, management believes the Company has achieved the leading market position in SFE. The Company is integrating Suprex into its Lincoln, Nebraska operation.

PRODUCTS AND APPLICATIONS

The contribution made by the principal product lines to the Company's net sales for fiscal 1996, 1995, and 1994, respectively, is as follows: wastewater samplers 35, 34, and 37 percent; open channel flowmeters 19, 20, and 18 percent; and liquid chromatography 14, 12, and 16 percent.


The Company's water quality control customers use wastewater samplers to collect water samples from streams and sewers for subsequent analysis in the laboratory. Its open channel flow meters are used to measure and record the flow rate of liquids in unpressurized pipes and open channels. These flow meters can be linked with wastewater samplers to trigger the collection of water samples based on flow rate. Also, the combined use of these two products is well suited to conduct storm water runoff studies in compliance with federal regulations. Cities may use the Company's computer-based flow logging systems to determine the state of repair of their sewer systems. Other customers use those systems to store flow, rainfall, and other sample data for later retrieval, analysis, and reporting.

The Company's liquid chromatography (LC) customers use pumps to deliver solvent through columns packed with special media to separate a sample, placed on the column, into its component molecules, detectors to identify and quantify the component molecules, and fraction collectors to collect the separated component molecules as they elute from the column. Customers include analytical laboratories which support the development and manufacture of food, chemical, and pharmaceutical products as well as those which study disease and basic life functions.

Other products which management believes will contribute to the Company's future success include: SFE products, total organic carbon (TOC) analyzers, parameter monitoring products, syringe pumps, and closed pipe flow meters. SFE is a safe, cost-effective, and time saving technique used to separate selected chemical compounds (target analytes) from complex sample matrices. The Company's food, agriproducts, and plastics producing customers use SFE to assure their products are maintained at a specified level of quality. TOC measurement is an excellent overall indicator of water quality, and is becoming a method of choice for continuous on-line screening for the presence of a variety of organic compounds, without having to test for each substance individually and without waiting up to five days for test results. The Company's wastewater treatment customers use
TOC analyzers to monitor continuously the treatment process to ensure that it is proceeding within established parameters. The Company is an emerging participant in the parameter measuring market. These parameters include pH, conductivity, temperature, turbidity, dissolved oxygen, and oxygen reduction potential. The Company's syringe pumps are used for specialized applications in the petroleum and chemical industries, for pumping supercritical fluids, and in the analytical chemistry laboratory where high precision and accuracy are required. The Company, at the beginning of fiscal 1997, introduced a line of electro-magnetic closed pipe flow meters which management believes will be a cost-effective alternative to existing magnetic and other closed pipe flow meters.

The U.S. price range of the Company's individual products is: $1,500 to $17,000 for water quality monitoring instruments and $300 to $10,000 for separation instruments. The price for a complete SFE system can exceed $60,000.

MARKETING AND SALES

During 1996, the Company's water quality monitoring instruments were sold to approximately 10,000 accounts, consisting of commercial and industrial enterprises, municipalities in all 50 states, consulting engineers, testing laboratories, and governmental organizations. The Company's separation instruments were sold to approximately 1,800 accounts, consisting of industrial and commercial enterprises, universities, original equipment manufacturers
(OEMs), and governmental organizations. The number of individual customers substantially exceeds the number of accounts, due to the departmental structure and funding arrangements used by industries, universities, and government research centers.

In the United States, a group of 31 independent manufacturers' representative organizations handle direct sales and the solicitation of orders for water quality monitoring instruments. These manufacturers' representatives are supported by promotional programs, trade show exhibitions, and field assistance by factory-based application specialists and territory sales managers. A sales manager and staff manage and support the manufacturers' representative organizations. Domestic selling activities for separation instruments are conducted by a sales force consisting of a national sales manager and company sales representatives located in major domestic market areas. Some independent manufacturers' representatives, selling a limited number of products, are used to enhance market coverage. The sales staff is supported with an application specialist and a staffed applications laboratory, with advertising, product and applications bulletins, technical literature, and applications seminars.

The Company's international sales constituted 27, 22, and 21 percent of the Company's sales during fiscal 1996, 1995, and 1994, respectively. Isco, Ltd., a wholly owned foreign sales corporation, transacts the international sales of the Company's products. The Company has not been adversely affected by foreign currency fluctuations because all of its international sales are denominated in United States Dollars. Products are not stocked outside the United States but are delivered from the Company's inventory in Lincoln, Nebraska. To aid international sales, the Company offers wastewater samplers and flow meters in French, German, and Spanish language versions, with results displayed in metric units.

Isco's international sales are made primarily by independent dealers operating in various countries around the world. Isco Instruments (Europe) AG, a wholly owned subsidiary, manages and promotes the sale of the Company's products through Isco's independent dealers in Europe and the Middle East. The independent dealers in the other countries are managed by an export manager based in Lincoln. The Company has an SFE applications laboratory in the United Kingdom to support its SFE sales effort in Europe.

CUSTOMERS

In the United States, during fiscal year 1996, commercial and industrial customers accounted for 49 percent of total water quality monitoring instrument sales; municipalities for 32 percent; consulting engineers and laboratories for 9 percent; and federal and state governmental organizations for 10 percent. For the same period, commercial and industrial customers accounted for approximately 61 percent of total separation instruments sales; state, municipal, and nonprofit institutions, including university and hospital laboratories accounted for 18 percent; OEMs for 15 percent; and federal government laboratories for 6 percent.

The Company has a broad customer base. Currently no single customer, including any OEM customer, accounts for more than two percent of its sales.

PRODUCT WARRANTY

Isco warrants its products for one year against defective materials and workmanship. The Company's warranty claims have not been material in the past. Further, it is anticipated that the Company's warranty claims will not be material in the future since it emphasizes quality-based design practices and manufacturing processes for both its current and new products. The Company provides after sales factory service for most of the products it sells along with on-site services in the United States for automated SFE systems and the TOC product. The Company has an extended warranty program available, which customers may purchase at the time they purchase a new instrument or while the instrument is under warranty.

COMPETITION

The Company believes that it has a strong competitive position in the markets for wastewater samplers and open channel flow meters, and maintains a competitive position in the LC market. The factors which the Company believes contribute to its competitive position include: its reputation for quality and service; technically advanced products that provide cost-effective operation and unique features; an active research and development program that allows the Company to maintain technical leadership; a strong position in key markets; efficient production capabilities; and direct sales and manufacturers' representatives that provide excellent distribution.

The Company has several competitors manufacturing similar wastewater samplers. In the United States, the major competing company is American Sigma, Inc., recently acquired by Danaher Corporation. According to various sources, the Company believes it has approximately 50 percent of the domestic wastewater sampler market, with American Sigma, Inc., having approximately 45 percent. Other domestic competitors are small and offer little significant competition. Significant competitors in Europe include: Montec Holdings Limited, of the Untied Kingdom and Germany; and Endress + Hauser Instruments, of Switzerland.

There are numerous suppliers in the domestic open channel flow meter market. Based upon market information developed from internal and external sources and analyzed by the Company, management believes the Company, along with Marsh-McBirney, Inc. and Milltronics, each hold approximately 15 to 20 percent of the United States open channel flow meter market. American Sigma, Inc. is believed to hold approximately 10 percent of the domestic market. Additional significant competitors in Europe include: Montec Holdings Limited, of the United Kingdom and Germany; and Endress + Hauser Instruments, of Switzerland.

With respect to LC products, the Company believes it is a major producer of fraction collectors. The largest competitor for these products is Pharmacia Biotech, a Swedish company, whose products are manufactured in several European countries. Pharmacia Biotech has a greater market share in international markets. However, for selected instruments sold in the United States, the Company's market share is comparable to that of Pharmacia Biotech. Other major competitors are Bio-Rad Laboratories, Inc., and Gilson Medical Electronics, Inc., an American-based company, with much of its production in France.

RESEARCH AND ENGINEERING

The Company commits significant resources to ongoing research and engineering activities. The Company's near-term goals are to focus these activities toward improving, enhancing, and expanding the market share of its existing product lines. Over the long-term, the Company is seeking new market applications for its products as well as exploring present and related markets which could utilize new products developed from the Company's expanding technology base. For fiscal years 1996, 1995, and 1994, the Company spent approximately $4,775,000 or 12 percent of sales, $4,468,000 or 11 percent of sales, and $4,595,000 or 12 percent of sales, respectively, on research and engineering.

PATENTS AND LICENSES

The Company believes it derives a competitive advantage from its patents. Therefore, the Company has a policy of obtaining patents wherever commercially feasible, as well as vigorously asserting and defending them. Company products are covered by 61 United States patents, 57 of which are owned by Isco, and four under which Isco is a licensee. There are also numerous corresponding patents issued by other countries. The Company-owned patents have been assigned to the Company with no royalties being paid for their use. The Company currently has 30 patent applications pending at the United States Patent Office.

REGULATION

Management believes it is in compliance with environmental regulations. Therefore, no unfavorable impact on competition or earnings is expected. The Company has no government contracts which are subject to renegotiation of profits upon contract completion. Although the Company's products are not subject to significant U.S. government regulation, the markets for many of its products are regulation driven.

BACKLOG

On September 27, 1996, the Company's order backlog was $3,283,000. A year earlier, on September 22, 1995, the order backlog was $3,396,000.

MANUFACTURING AND SOURCES OF SUPPLY

The Company's manufacturing and assembly operations are vertically integrated. The Company fabricates most of the metal and plastic components used in its products and obtains the required raw materials from several sources. Since the Company is not reliant upon outside suppliers for these types of components, it is generally able to produce them at a lower cost and maintain a consistently high level of quality.

The Company's products use a variety of mechanical, electrical, and electronic components, including microprocessors. Most of these components are available from several sources. Currently, Isco is not experiencing any shortage of raw materials or components.

The Company uses computerized production control systems. Based on anticipated demand, inventory position, and production capacity, these systems determine the raw material and component requirements, the dates when these materials are needed, and the dates production must begin in order to complete the products on time. Through the use of production scheduling techniques, these systems enable the Company to control both labor and inventory costs. These systems enable it to periodically monitor the production costs of each of its products to assure that the cost structure remains competitive and is consistent with the Company's profit objectives.

EMPLOYEES

On September 27, 1996, the Company had 377 employees, worldwide, of whom 191 were engaged in production, 59 in research and engineering, 77 in marketing and sales, and 50 in administration. None of the Company's employees are represented by a labor union and the Company has never experienced a work stoppage.

ITEM 2. PROPERTIES.

The facilities which house the Company's operations are owned and unencumbered. The buildings at 4700 Superior Street in Lincoln, Nebraska contain approximately 113,000 square feet of space and are located on approximately 30 acres. The building at 531 Westgate Boulevard in Lincoln, Nebraska contains approximately 156,000 square feet of space and is located on approximately 10 acres.

These facilities house the corporate, executive and administrative offices along with its sales, research, engineering, manufacturing, and maintenance activities. Management plans to expand the Superior Street facility so that all operations can be consolidated at one location. When the consolidation is complete, steps will be taken to dispose of the Westgate property.

ITEM 3. LEGAL PROCEEDINGS.

There are no legal proceedings which, in the opinion of outside counsel, would have a material impact on either the financial condition or operating results of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of fiscal 1996, no issues were submitted to a vote of shareholders.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Common stock data: On September 27, 1996 -- 5,351,931 shares outstanding and approximately 380 shareholders of record.

Market: Over-the-counter (NASDAQ/NMS). Symbol: ISKO

Stock price: The high and low bid prices of the common stock and the cash dividends paid for each quarter during the last two fiscal years are shown below:
-------------------------------------------------------------------------------
                     Common Stock Price Range
                     ----------------------------------      Cash Dividends
                            1996              1995              Per Share
                     ----------------   ---------------      --------------
                       High    Low       High    Low         1996      1995
                     -------   ------   -------  ------      ----      ----
    First quarter    $12 1/4   $10 1/8  $ 9 1/2  $ 8         $.05      $.05
    Second quarter    10 7/8     8        9 3/4    8 1/4      .05       .05
    Third quarter      9 3/4     8       12        9 1/4      .05       .05
    Fourth quarter    13         9       12 1/4    9 7/8      .05       .05
-------------------------------------------------------------------------------
Dividends: On August 22, 1996, the Board of Directors declared a quarterly cash dividend of $.05 per share, payable October 1, 1996 to shareholders of record on September 13, 1996.

ITEM 6. SELECTED FINANCIAL DATA.
Amounts in thousands except per share data.

-------------------------------------------------------------------------------
                                                  Fiscal Year
                                 ---------------------------------------------
                                   1996     1995      1994     1993    1992
                                 -------   -------   -------  -------  -------
For the fiscal year:
Net sales                        $39,981   $41,784   $38,706  $37,644  $42,847
Gross margin                      22,191    24,606    22,971   22,490   26,477
Operating income(loss)**            (115)    3,708     3,760    3,255    7,569
Non-operating income               1,462     1,437     1,313    1,183    1,079
Income taxes                         360     1,571     1,594    1,244    2,940
Net earnings                         987     3,574     3,479    3,435    5,708

At fiscal year-end:
Current assets                    21,414    25,292    25,946   23,686   26,463
Working capital                   17,437    22,529    22,836   21,239   22,767
Total assets                      46,704    45,766    43,966   42,225   41,210
Long-term debt                         0         0         0        0        0
Shareholders' equity              42,002    42,002    39,745   38,592   36,082
Average shares
 outstanding*                      5,353     5,370     5,485    5,488    5,487

Per Share Data:
Net earnings per share*             $.18      $.67      $.63     $.63    $1.04
Cash dividends per
 share (declared)*                  $.20      $.20      $.19     $.17     $.17
-------------------------------------------------------------------------------

Fiscal 1993 data includes a one-time increase in net earnings of approximately $241,000 or $.04 per share from the implementation of SFAS No. 109, "Accounting for Income Taxes."

* Adjusted for 15 percent stock dividends distributed on September 27, 1991 and on December 9, 1993.

** Fiscal 1996 includes restructuring charges of $1,752,000 associated with the consolidation of the divisions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

             The following Management's Discussion and Analysis of Financial Condition and Results of Operations contain trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements throughout this document as a result of the factors set forth below in the section entitled "Factors Effecting Future Results" and elsewhere in this document.

SALES ANALYSIS AND REVIEW

        Net Sales to Unaffiliated Customers by Business Segment
-------------------------------------------------------------------------------
         (amounts in thousands)
                                                     1996     1995      1994
                                                   -------  -------   -------
Water Quality Monitoring Instruments               $27,050  $28,739   $26,280
Separation Instruments                              12,931   13,045    12,426
                                                   -------  -------   -------
Total Net Sales                                    $39,981  $41,784   $38,706
                                                   -------  -------   -------
                                                   -------  -------   -------
-------------------------------------------------------------------------------
1996 to 1995 Comparison

Water Quality Monitoring Instruments. Fiscal 1996 sales of $27,050,000 were six percent below fiscal 1995 sales. Compared with fiscal 1995, domestic sales were down 14 percent while international sales of $6,198,000 were up 38 percent. The decline in domestic sales can be attributed to both the anti-environmental posture of the Congress and the federal budget debate with the resulting uncertainty over the funding of EPA programs and enforcement activities. Sales of wastewater samplers, open channel flowmeters, and parameter monitoring products were down, while sales of TOC analyzers were up. The segment's order backlog, at year-end, was $1.7 million, an increase of eight percent from the beginning of the fiscal year.

Separation Instruments. Fiscal 1996 sales of $12,931,000 were one percent below fiscal 1995 sales. Compared with fiscal 1995, domestic sales were up four percent while international sales of $4,465,000 were down nine percent. Sales of liquid chromatography products were up, syringe pump sales were flat, and sales of SFE products were down. The segment's order backlog, at year-end, was $878,000, a decrease of 50 percent from the beginning of the fiscal year.

1995 to 1994 Comparison

Water Quality Monitoring Instruments. Fiscal 1995 sales of $28,739,000 were nine percent above fiscal 1994 sales. Compared with fiscal 1994, domestic sales were up nine percent while international sales of $4,485,000 were up 13 percent. Wastewater sampler sales grew nine percent, reversing a three-year decline. Open channel flow meter sales and leasing revenues showed growth which was consistent with that of the segment, while sales of parameter products were even with 1994. The segment introduced a TOC analyzer in mid-fiscal 1995 in an effort to expand its market base. The TOC analyzer did not contribute significantly to revenues during fiscal 1995. The segment's order backlog, at year-end, was $1.5 million, a decrease of 24 percent from the beginning of the fiscal year.

Separation Instruments. Fiscal 1995 sales of $13,045,000 were five percent above fiscal 1994 sales. Compared with fiscal 1994, domestic sales declined two percent while international sales of $4,887,000 were up 20 percent. SFE products and syringe pump sales accounted for nearly 50 percent of the segment's 1995 sales. The growth of these two product lines more than offset the decline in liquid chromatography products and other traditional products of the segment. The segment's order backlog, at year-end, was $1.7 million, a decrease of four percent from the beginning of the fiscal year.

OPERATING INCOME ANALYSIS AND REVIEW

                   Operating Income(Loss) by Business Segment
-------------------------------------------------------------------------------
                    (amounts in thousands)
                                                    1996      1995      1994
                                                   ------    ------    ------
Water Quality Monitoring Instruments               $1,393    $4,601    $3,581
Separation Instruments                             (1,508)     (893)      179
                                                   ------    ------    ------
Total Operating Income(Loss)                       $ (115)   $3,708    $3,760
                                                   ------    ------    ------
                                                   ------    ------    ------
-------------------------------------------------------------------------------
1996 to 1995 Comparison

Water Quality Monitoring Instruments. This segment generated operating income of $1,393,000 during fiscal 1996, a 70 percent decrease from fiscal 1995. During fiscal 1996 the Company announced the merger of its two divisions and as a result incurred restructuring charges, which accounted for 27 percent of the decrease in operating income. The restructuring charges are discussed in a following section. During fiscal 1996, the gross margin percentage, as a percentage of sales, declined four percent. Approximately half of the decrease in the margin is a result of the growth in international sales as a percentage of total sales. International sales are through dealers who receive discounts off list prices, whereas, domestic sales are through manufacturers' representatives who purchase at list prices and are paid commissions. Discounts are recorded as reductions in sales whereas commissions are recorded as selling expenses. The remainder of the decrease in the margin is the result of increased manufacturing costs, mainly from increases in overhead costs. For the year, research and engineering expenses increased 12 percent, due primarily to costs incurred relative to the development of a closed pipe flow meter and the continued development of TOC analyzers. Selling, general, and administrative (SG&A) expenses remained flat. Decreases in legal fees and the Company's profit sharing contribution more than offset increases in wages and related benefits, advertising expenses, and collection expenses. During fiscal 1996, legal expenses returned to a more normal level from fiscal 1995 when the Company incurred significant legal expenses defending against a lawsuit brought by Marsh McBirney, Inc., an open channel flow meter competitor. In fiscal 1995, a judgment was entered in favor of the Company, however, the plaintiff appealed the decision. During fiscal 1996, the judgment was sustained by an appellate court.

Separation Instruments. This segment incurred an operating loss of $1,508,000 during fiscal 1996 compared with a operating loss of $893,000 in fiscal 1995. During fiscal 1996 the Company announced the merger of its two divisions and as a result incurred restructuring charges. If restructuring charges had not been incurred, the segment would have improved its operating performance by 29 percent when compared with 1995. The restructuring charges are discussed in a following section. During 1995, the gross margin percentage, as a percentage of sales, declined two percent. The margin was negatively affected by the increase in the LIFO reserve, this accounted for over half of the decrease in the margin. The remainder of the decrease was due to the sales mix shifting back to lower margin liquid chromatography products. Research and engineering expenses remained flat, while SG&A expenses decreased 10 percent. Reduced expenses to support international dealers and domestic manufacturers' representatives, the Company's profit sharing contribution, costs associated with equipment on loan to potential customers, advertising expenses, and other marketing related program expenses accounted for the majority of the decrease in SG&A expenses.

1995 to 1994 Comparison

Water Quality Monitoring Instruments. This segment generated operating income of $4,601,000 during fiscal 1995, a 28 percent increase over fiscal 1994. During 1995, the gross margin percentage declined slightly. For the year, research and engineering expenses declined nine percent due, primarily, to reduced expenditures for external research and engineering services. During the year, SG&A expenses increased six percent mainly as a result of the legal expenses associated in defending against the lawsuit discussed above.

Separation Instruments. This segment incurred an operating loss of $893,000 during fiscal 1995 compared with a operating profit of $179,000 in fiscal 1994. During 1995, the gross margin percentage declined slightly. Increased expenditures for external research and engineering services, and materials and supplies represent the majority of the six percent increase in research and engineering expenses. Increased sales salaries, expenses to support international dealers and domestic manufacturers' representatives, sales materials, commissions, sales and marketing travel expenses, and patent expenses represented the majority of the 25 percent increase in SG&A expenses. The segment's operating income was reduced as a result of expensive field service and engineering activities required to correct operational problems of the SFX 3560 automated supercritical fluid extractor. These problems were resolved and a reliable product delivered to the segment's customers.


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

-------------------------------------------------------------------------------
                                                              Year-to-Year
                                                            Increase(Decrease)
                                   Year Ended               ------------------
                             ------------------------        1996        1995
                             Jul 26   Jul 28   Jul 29         vs.        vs.
                              1996     1995     1994         1995        1994
                             ------   ------   ------        ----        ----
Net sales                    100.0    100.0    100.0         (4.3)        8.0
Cost of sales                 44.5     41.1     40.7          3.6         9.2
                             ------   ------   ------
                              55.5     58.9     59.3         (9.8)        7.1
                             ------   ------   ------
Expenses:
 Selling, general, and
  administrative              39.5     39.3     37.8         (4.0)       12.4
 Research and engineering     11.9     10.7     11.9          6.9        (2.8)
 Restructuring charges         4.4      --       --           --          --
                             ------   ------   ------
                              55.8     50.0     49.7          6.7         8.8
                             ------   ------   ------
Operating income(loss)         (.3)     8.9      9.6          --         (1.4)
Non-operating income           3.7      3.4      3.4          1.7         9.4
                             ------   ------   ------
Earnings before
 income taxes                  3.4     12.3     13.0        (73.8)        1.4
Income taxes                    .9      3.8      4.1        (77.1)       (1.4)
                             ------   ------   ------
Net earnings                   2.5      8.5      8.9        (72.4)        2.7
                             ------   ------   ------
                             ------   ------   ------
-------------------------------------------------------------------------------

1996 to 1995 Comparison

The Company's fiscal year 1996 effective income tax rate was 26.7 percent compared with 30.5 percent for the previous year. The decline in the current year's effective income tax rate was the result of lower taxable income relative to increased tax-exempt income. The current year's effective income tax rate was also affected by the Company's decision to cancel its incentive tax contract with the State of Nebraska requiring the repayment of approximately $89,000 of non-qualifying tax benefits.

1995 to 1994 Comparison

The Company's fiscal year 1995 effective income tax rate was 30.5 percent compared with 31.4 percent for the previous year. The decrease was due, to the combination of increased tax-exempt income relative to operating income and adjusting for the prior year's estimate of currently payable federal and state income tax.


RESTRUCTURING CHARGES

On July 15, 1996, the Company announced the merger of its two divisions. Management believes that the restructuring will result in improved medium to longer term financial performance, and ensure the vitality and competitiveness of the Company. The restructuring resulted in the elimination of approximately 40 positions, many of which were in duplicated management and supervisory positions. It is expected that these reductions will lower operating and manufacturing costs by approximately $1.5 to $1.9 million per year. The costs associated with this restructuring are approximately $1,752,000. Details of the charges are in Note K of the financial statements. The Company plans to expand and remodel the Superior Street facility to house all of the Company's operations that are currently distributed between the Superior and Westgate facilities. The estimated cost associated with the Superior expansion and remodeling will be in the $5.5 to $6.0 million range. The expansion and remodeling will be funded from working capital and the liquidation of investments. After the expansion is completed the Company plans to sell the Westgate facility.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to have a strong financial position with no debt obligations. At July 26, 1996, working capital was $17,437,000 and the current ratio was a healthy 5.4:1. At July 26, 1996, the Company had in place with its commercial bank an unused, unsecured $3 million line of credit.

Cash flows from operations were $5,324,000 for fiscal year 1996 compared with $2,205,000 for the previous year. A majority of the improvement in cash flows was from management's follow through on the commitment to reduce inventory. This reduction more than offset the reduction in net income. Additional benefits provided to cash flows came from increases in accrued expenses and accounts payable combined with a smaller increase in accounts receivable. Accrued expenses are up due to costs associated with the Company's restructuring.


RECENT DEVELOPMENTS

In a continued effort to expand its share of the SFE market the Company, in August 1996, acquired substantially all the assets of Suprex Corporation, its leading competitor. The acquisition required approximately $2,850,000 in cash and the assumption of approximately $300,000 in trade payables. As a result of the acquisition, the Company expects an increase in sales of SFE products to the $5 to $6 million range. The impact on the fiscal 1997 operating income is expected to be negligible as a result of the additional costs associated with merging the operations. The Company anticipates that the Suprex operations will be merged into its Superior Street location facility during the second quarter of fiscal 1997. Currently, an analysis of the current product offerings is being performed to determine the appropriate products to provide to the market.

During fiscal 1996, the Company and Geomation, Inc. agreed to delay the acquisition of Geomation, Inc. for one year, until the first quarter of fiscal 1998. At that time of the agreement the Company loaned Geomation $500,000. Details of the loan are in Note E of the financial statements.

FACTORS AFFECTING FUTURE RESULTS

The factors which management believes may affect the future financial performance of the Company include, but are not limited to: investment in research and engineering activities which lead to improved sales growth, successful integration of acquisitions into the Company's operations, increased financial strength of a major competitor, and dealing with external regulatory influences on the Company's primary markets.

The primary factor which could affect the Company's earnings performance is that the domestic growth rates in the Company's core areas of wastewater samplers, open channel flow meters, and liquid chromatography are at or slightly above the general economic growth rate. The Company must allocate and direct its research and engineering resources into development activities which result in products that contribute to profitable sales growth. It is the Company's goal to invest approximately 10 percent of net sales in research and engineering activities. Management's challenge is to direct sufficient research and engineering resources to protect the Company's market position in its core product areas, while at the same time investing in research and engineering activities which move the Company into new areas with the potential to add significant profitable sales. Recent examples of moves into new product areas include the development of an on-line TOC analyzer and the UniMag closed pipe flow meter.

The Company is actively pursuing expansion through the acquisition of companies or products lines in related areas. While this has the potential to add to the Company's sales and income, growth through acquisition carries certain risks. For example, for the Company's recent acquisition of Suprex to be successful, in the short term the Company must achieve reasonable sales levels of Suprex SFE products while at the same time integrating the Suprex operations into the Company's operations in Lincoln, Nebraska. In the longer term the Company must successfully integrate its existing SFE products with those acquired from Suprex, and build a profitable SFE business. While management believes these goals can be accomplished, success is not assured.

In the past several years, the management believes that American Sigma, Inc. has made significant investments in new product development and sales and marketing activities. In the U.S., this has created a serious challenge to the Company's leading market position in wastewater samplers and its strong position in open channel flow meters. The recent acquisition of American Sigma, Inc. by the Danaher Corporation has provided additional financial and marketing resources to this competitor. Consolidation is an on-going trend in both the environmental products market and the analytical instrument market. As a result, the Company is facing significantly larger competitors who have the financial and organizational resources to compete aggressively in a world-wide market.

Approximately 65 percent of the Company's sales are from environmental products. This is a regulation-driven business which is strongly influenced by both the perceived attitude and actions of governmental entities regarding the promulgation and the enforcement of environmental regulations. The market effects of the regulatory climate are outside of the Company's control, and in any given time period, may be either a positive or negative factor in the Company's performance. For example, in fiscal 1996 a significant percentage of the Company's decline in U.S. sales in the environmental products area can be attributed to both the anti-environmental posture of the Congress and the federal budget debate with the resulting uncertainty over the funding of EPA programs and enforcement activities.

INFLATION

The impact of inflation on the costs of the Company and its ability to pass on cost increases in the form of increased sale prices is dependent upon market conditions and its competitive environment. Inflation in the domestic economy has been relatively low for the past three years and has not had a significant impact on the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Independent Auditors' Report

Board of Directors and Shareholders
Isco, Inc.

We have audited the accompanying consolidated balance sheets of Isco, Inc. and subsidiaries as of July 26, 1996 and July 28, 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended July 26, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14.a.2. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Isco, Inc. and subsidiaries as of July 26, 1996 and July 28, 1995, and the results of their operations and their cash flows for each of the three years in the period ended July 26, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for the impairment of long lived assets in fiscal 1996.


Deloitte & Touche LLP





Lincoln, Nebraska
October 9, 1996

                           ISCO, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                  (amounts in thousands, except per share data)

                                                          Year Ended
                                                  --------------------------
                                                  July 26   July 28  July 29
                                                    1996      1995     1994
                                                  -------   -------  -------
Net sales                                         $39,981   $41,784  $38,706
Cost of sales                                      17,790    17,178   15,735
                                                  -------   -------  -------
                                                   22,191    24,606   22,971
                                                  -------   -------  -------

Expenses:
  Selling, general, and administrative             15,779    16,430   14,616
  Research and engineering                          4,775     4,468    4,595
  Restructuring charges (Note K)                    1,752        --       --
                                                  -------   -------  -------
                                                   22,306    20,898   19,211
                                                  -------   -------  -------
Operating income(loss)                               (115)    3,708    3,760
                                                  -------   -------  -------

Non-operating income:
  Investment income                                 1,088       938      697
  Other                                               374       499      616
                                                  -------   -------  -------
                                                    1,462     1,437    1,313
                                                  -------   -------  -------

Earnings before income taxes                        1,347     5,145    5,073

Income taxes (Note G)                                 360     1,571    1,594
                                                  -------   -------  -------

Net earnings                                      $   987   $ 3,574  $ 3,479
                                                  -------   -------  -------
                                                  -------   -------  -------

Net earnings per share                               $.18      $.67     $.63
                                                  -------   -------  -------
                                                  -------   -------  -------

Weighted average number of shares
   outstanding                                      5,353     5,370    5,485
                                                  -------   -------  -------
                                                  -------   -------  -------

The accompanying notes are an integral part of the consolidated financial statements.

                           ISCO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                         (Columnar amounts in thousands)

                                                         July 26    July 28
                                                          1996       1995
                                                         -------    -------
Assets

Current assets:
  Cash and cash equivalents                              $ 4,420    $ 4,063
  Short-term investments (Note B)                          2,749      5,883
  Accounts receivable, trade, net of
    allowance for doubtful accounts
    of $72,027 and $73,859                                 7,131      6,949
  Inventories (Note C)                                     5,343      6,812
  Refundable income taxes (Note G)                            26        472
  Deferred income taxes (Note G)                             776        558
  Other current assets                                       969        555
                                                         -------    -------
      Total current assets                                21,414     25,292

Property, plant, and equipment (Note D)                    7,075      8,337

Long-term investments (Note B)                            16,035     10,487

Other assets (Note E)                                      2,180      1,650
                                                         -------    -------
Total assets                                             $46,704    $45,766
                                                         -------    -------
                                                         -------    -------

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                       $   862    $   547
  Accrued expenses (Note F)                                2,943      2,197
  Income taxes payable (Note G)                              172         19
                                                         -------    -------
    Total current liabilities                              3,977      2,763
                                                         -------    -------
Deferred income taxes (Note G)                               725      1,001

Shareholders' equity (Note I):
  Preferred stock, $.10 par value, authorized
    5,000,000 shares; issued none
  Common stock, $.10 par value, authorized
    15,000,000 shares; issued 5,978,538 shares               598        598
  Additional paid-in capital                              36,838     36,838
  Retained earnings                                        6,428      6,511
  Net unrealized holding gain(loss) on
    available-for-sale securities                           (198)      (281)
                                                         -------    -------
                                                          43,666     43,666
  Less treasury stock, at cost, 626,607 shares             1,664      1,664
                                                         -------    -------
    Total shareholders' equity                            42,002     42,002
                                                         -------    -------
Total liabilities and shareholders' equity               $46,704    $45,766
                                                         -------    -------
                                                         -------    -------

The accompanying notes are an integral part of the consolidated financial statements.

                           ISCO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             (Amounts in thousands, except share and per share data)


                                                                                    Net
                                                                                unrealized
                                                                                  holding
                                                                                 gain(loss)
                                       Common stock      Additional             on available-     Treasury stock
                                   -------------------    paid-in     Retained    for-sale       -----------------
                                     shares     amount    capital     earnings   securities       shares    amount
                                   ---------    ------   ---------    --------   ----------      --------   -------
Balance, July 30, 1993             5,198,729     $520      $26,973     $11,536        $ --        427,615   $ (437)
Net earnings                              --       --           --       3,479          --           --        --
Cash dividends ($0.19 per share)          --       --           --      (1,061)         --           --        --
15% stock dividend                   779,809       78        9,865      (9,943)         --         64,142      --
Purchase of stock                         --       --           --        --            --        108,850     (974)
Net unrealized holding gain(loss)
  on available-for-sale
  securities                              --       --           --        --          (291)          --        --
                                   ---------    ------   ---------    --------   ----------      --------   -------

Balance, July 29, 1994             5,978,538      598       36,838       4,011        (291)       600,607   (1,411)
Net earnings                              --       --           --       3,574          --           --        --
Cash dividends ($0.20 per share)          --       --           --      (1,074)         --           --        --
Purchase of stock                         --       --           --        --            --         26,000     (253)
Net change in net unrealized
  holding gain(loss) on
  available-for-sale securities           --       --           --        --            10           --        --
                                   ---------    ------   ---------    --------   ----------      --------   -------
Balance, July 28, 1995             5,978,538      598       36,838       6,511        (281)       626,607   (1,664)
Net earnings                              --       --           --         987          --           --        --
Cash dividends ($0.20 per share)          --       --           --      (1,070)         --           --
Net change in net unrealized
  holding gain(loss) on
  available-for-sale securities           --       --           --        --            83           --        --
                                   ---------    ------   ---------    --------   ----------      --------   -------

Balance, July 26, 1996             5,978,538     $598      $36,838     $ 6,428       $(198)       626,607  $(1,664)
                                   ---------    ------   ---------    --------   ----------      --------   -------
                                   ---------    ------   ---------    --------   ----------      --------   -------

The accompanying notes are an integral part of the consolidated financial statements.

                           ISCO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (columnar amounts in thousands)


                                                            Year Ended
                                                    ---------------------------
                                                   July 26    July 28   July 29
                                                     1996       1995     1994
                                                   --------   -------   -------

Cash flows from operating activities:
  Net earnings                                     $   987   $ 3,574   $ 3,479
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
   Depreciation and amortization                     1,931     2,102     1,945
   Deferred income taxes                              (543)       --      (242)
   (Gain)loss on sale of investments                    (6)       (7)      159
   Gain on sale of property, plant, and
    equipment                                         (193)     (147)     (121)
   Provision for doubtful accounts                      81        20        31
   Loss on impairment of assets                        500        --        --
   Change in operating assets and liabilities:
   Accounts receivable, trade-
    (increase) decrease                               (262)     (864)     (469)
   Inventories-(increase) decrease                   1,469    (1,538)     (152)
   Refundable income taxes-(increase) decrease         446      (472)      837
   Other current assets-(increase) decrease           (414)     (128)      153
   Accounts payable-increase (decrease)                316       (65)      277
   Accrued expenses-increase (decrease)                746      (144)      229
   Income taxes payable-increase (decrease)            152      (138)      157
  Other                                                114        12       (16)
                                                   --------   -------   -------
  Total adjustments                                  4,337    (1,369)    2,788
                                                   --------   -------   -------
  Net cash provided by operating activities          5,324     2,205     6,267
                                                   --------   -------   -------

Cash flows from investing activities:
  Proceeds from sale of available-for-sale
   securities                                           91        11     4,838
  Proceeds from maturity of available-for-
   sale securities                                     105         4        --
  Proceeds from maturity of held-to-maturity
   securities                                        6,261     6,079     8,484
  Proceeds from sale of property, plant, and
   equipment                                           225       178       158
  Purchase of available-for-sale securities         (8,371)     (290)   (3,106)
  Purchase of held-to-maturity securities             (476)   (5,184)  (11,273)
  Purchase of property, plant, and equipment          (940)   (1,125)     (750)
  Investment in Geomation, Inc.                        --        --       (500)
  Disbursement for issuance of note receivable        (500)      --         --
  Other                                               (292)     (171)      (88)
                                                   --------   -------   -------
  Net cash used in investing activities             (3,897)     (498)  $(2,237)
                                                   --------   -------   -------

                           ISCO, INC. AND SUBSIDIARIES

                         (columnar amounts in thousands)

                                                           Year Ended
                                                  -----------------------------
                                                  July 26    July 28    July 29
                                                   1996       1995       1994
                                                  -------    -------    -------

Cash flows from financing activities:
  Cash dividends paid                              (1,070)   (1,074)    (1,061)
  Purchase of stock                                   --       (253)      (974)
                                                  -------    -------    -------
  Net cash used in financing activities            (1,070)   (1,327)    (2,035)
                                                  -------    -------    -------

Cash and cash equivalents:
  Net increase (decrease)                             357       380       1,995
  Balance at beginning of year                      4,063     3,683       1,688
                                                  -------   --------    -------
  Balance at end of year                          $ 4,420   $ 4,063     $ 3,683
                                                  -------   --------    -------
                                                  -------   --------    -------


See Note L for supplemental cash flow information.


The accompanying notes are an integral part of the consolidated financial statements.

                           ISCO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           Years ended July 26, 1996, July 28, 1995 and July 29, 1994
        (Columnar amounts in thousands, except share and per share data)

Note A. Summary of Significant Accounting Policies.

Description of Business--Isco, Inc. and its subsidiaries(the Company) designs, manufactures, and markets worldwide two types of products: water quality monitoring products and laboratory-scale separation instruments.

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

Use of Estimates--The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Financial Instruments--The Company's financial instruments, including cash, receivables, notes receivable, and payables, are a reasonable estimate of fair value based on the maturity dates and terms of such instruments. Fair values of investments which are based on quoted market values are disclosed in Note B.

Cash and Cash Equivalents--Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of three months or less.

Investments--The Company classifies investments into three categories accounted for as follows:

Debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sales securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity. The Company held no trading securities during the periods reported and generally does not trade securities. Sales of available-for-sale securities are recognized using the first-in, first-out method.

Inventories--Inventories are valued at the lower of cost or market, principally on the last-in, first-out (LIFO) basis.

Long-Lived Assets--During fiscal 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 (SFAS No. 121) entitled Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 121 established accounting standards for the recognition and measurement of the impairment of long-lived assets, certain identifiable intangibles and goodwill. The provisions of this statement require that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, the expected future cash flows (undiscounted and without interest charges) resulting from the use of the asset are estimated and an impairment loss recognized if the sum of such cash flows is less than the carrying amount of the asset. Should such an assessment indicate that the value of along-lived asset or goodwill be impaired, an impairment loss is recognized for the difference between the carrying value of the asset and its estimated fair value. As discussed in Note K, the adoption of this statement resulted in a pre-tax charge of $500,000.

Property, Plant, and Equipment--Property, plant, and equipment are stated at historical costs. Depreciation is provided using the straight-line and declining balance methods over estimated useful asset lives of 10 to 35 years for buildings and improvements and 3 to 10 years for machinery and equipment.

Other Assets--Intangible assets are amortized on a straight-line basis over estimated useful lives of 5 to 20 years.

Revenue Recognition--Sales of products and services are recorded based on shipment of products or performance of services. Revenue from extended warranty contracts is deferred and recognized on a pro rata basis over the life of the contracts.

Foreign Currency Translation--The functional currency of the wholly owned Swiss subsidiary is the United States Dollar. The foreign currency translation gain or loss has not been material.

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

Note B. Investments.

As of July 26, 1996:
-------------------------------------------------------------------------------
                                         Gross       Gross      Fair
                           Amortized  Unrealized  Unrealized   Market  Carrying
                              Cost       Gains      Losses     Value     Value
                           ---------  ----------  ----------  -------  --------
Short-term investments:
  Held-to-maturity
    securities:
  State and municipal
    securities             $   761       $ 2          $ --    $   763   $   761
  Available-for-sale
    securities:
  State and municipal
    securities               1,977        11            --      1,988     1,988
                           ---------  ----------  ----------  -------  --------
Total short-term
    investments              2,738        13            --      2,751     2,749
                           ---------  ----------  ----------  -------  --------

Long-term investments:
  Held-to-maturity
      securities:
    State and municipal
      securities               750         3           --         753       750
  Available-for-sale
      securities:
    State and municipal
      securities            10,379        26           --      10,405    10,405
    Mutual funds             4,970        --          350       4,620     4,620
    Mortgage-backed
      securities                28        --            4          24        24
    Preferred stock            236        --           --         236       236
                           ---------  ----------  ----------  -------  --------
Total long-term
      investments           16,363        29          354      16,038    16,035
                           ---------  ----------  ----------  -------  --------
                           $19,101       $42         $354     $18,789   $18,784
                           ---------  ----------  ----------  -------  --------
                           ---------  ----------  ----------  -------  --------
-------------------------------------------------------------------------------

As of July 28, 1995:
-------------------------------------------------------------------------------
                                         Gross       Gross      Fair
                           Amortized  Unrealized  Unrealized   Market  Carrying
                              Cost       Gains      Losses     Value     Value
                           ---------  ----------  ----------  -------  --------
Short-term investments:
  Held-to-maturity
      securities:
    State and municipal
      securities            $ 5,883     $--        $ 14       $ 5,869   $ 5,883
                           ---------  ----------  ----------  -------  --------
Long-term investments:
  Held-to-maturity
      securities:
    State and municipal
      securities              5,976      28          --         6,004     5,976
  Available-for-sale
      securities:
    Mutual funds              4,805      --          454        4,351     4,351
    Mortgage-backed
      securities                 28      --            1           27        27
    Preferred stock             127       6          --           133       133
                           ---------  ----------  ----------  -------  --------
Total long-term
      investments            10,936      34          455       10,515    10,487
                           ---------  ----------  ----------  -------  --------
                            $16,819     $34         $469      $16,384   $16,370
                           ---------  ----------  ----------  -------  --------
                           ---------  ----------  ----------  -------  --------
-------------------------------------------------------------------------------

The contractual maturities on the held-to-maturity securities range from less than one year to five years. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Proceeds from sales of available-for-sale securities during fiscal years 1996 and 1995 were $91,000 and $11,000, respectively. Gross gains of $6,000 and $11,000, and gross losses of $-0- and $4,000 were recognized in fiscal 1996 and 1995, respectively.

In connection with the adoption of "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities", the Company reclassified approximately $6,716,000 of securities from held-to-maturity to available-for-sale during fiscal 1996.

Note C. Inventories.
--------------------------------------------------------

                                 1996          1995
--------------------------------------------------------

Raw materials                   $2,049        $2,843
Work-in-process                  1,935         2,554
Finished goods                   1,359         1,415
                                ------        ------
                                $5,343        $6,812
                                ------        ------
                                ------        ------
--------------------------------------------------------

Had inventories been valued on the first-in, first-out (FIFO) basis, they would have been approximately $1,275,000 and $952,000 higher than reported on the LIFO basis at July 26, 1996 and July 28, 1995, respectively.

Note D. Property, Plant, and Equipment.
-----------------------------------------------------------
                                           1996      1995
-----------------------------------------------------------

Land                                      $   762   $   757
Buildings and improvements                  8,364     8,320
Machinery and equipment                    13,086    12,607
Construction-in-progress                      128       104
                                          -------   -------
                                           22,340    21,788
Less accumulated depreciation              15,265    13,451
                                          -------   -------
                                          $ 7,075   $ 8,337
                                          -------   -------
                                          -------   -------
-----------------------------------------------------------

Note E. Other Assets.
-----------------------------------------------------------
                                           1996      1995
-----------------------------------------------------------

Investment in Geomation, Inc.            $  387    $  501
Note Receivable - Geomation, Inc.           500        --
Cash value of life insurance                 933       868
Intangibles, net of accumulated
  amortization of $556,854 and $426,096      360       281
                                          -------   -------
                                          $2,180    $1,650
                                          -------   -------
                                          -------   -------
-----------------------------------------------------------

In September of 1993, the Company acquired, for $500,000, approximately 18 percent of the outstanding stock of Geomation, Inc., a manufacturer of data collection, management, and control systems used in the environmental and geotechnical industries. The Company's investment has been recorded using the equity method of accounting, because the Company exercises significant influence over the operating and financial policies of Geomation, Inc. The resulting goodwill of approximately $371,000 is being amortized over a period of 20 years. The amortization of goodwill and the Company's share of Geomation's earnings (loss) were approximately $19,000 and ($95,000), respectively for fiscal 1996, and $19,000 and $6,000, respectively for fiscal 1995. During the fiscal year the Company and Geomation, Inc. agreed to delay the acquisition of Geomation, Inc. for one year until the first quarter of fiscal 1998. At the time of the agreement the Company loaned Geomation, Inc. $500,000 at 8.25 percent interest. The loan and interest is payable either on the effective date of the acquisition of Geomation, Inc. by Isco, Inc. or on September 30, 1997, should Isco, Inc. elect not to acquire Geomation, Inc.

Note F. Accrued Expenses.
----------------------------------------------------------
                                           1996     1995
----------------------------------------------------------

Salaries, wages, and commissions          $  829    $  850
Profit sharing contribution                   97       383
Vacation/personal time                       519       598
Property, payroll, and sales tax             200       154
Restructuring charges                      1,119        --
Other                                        179       212
                                          -------   -------
                                          $2,943    $2,197
                                          -------   -------
                                          -------   -------
-----------------------------------------------------------

Note G. Income Taxes.

Income tax expense consists of:
---------------------------------------------------------------
                                    1996        1995      1994
---------------------------------------------------------------
Federal:
  Current                           $618       $1,346    $1,572
  Deferred                          (468)         --       (210)
State:
  Current                            276          216       256
  Deferred                           (75)         --        (32)
Foreign:
  Current                              9            9         8
                                    -----      ------    ------
                                    $360       $1,571    $1,594
                                    -----      ------    ------
                                    -----      ------    ------
---------------------------------------------------------------

The provision for income taxes is reconciled with the amount of income taxes computed at the federal statutory rate as follows:
--------------------------------------------------------------
                                     1996       1995      1994
--------------------------------------------------------------
Computed "expected"
  federal tax expense               $ 458      $1,749    $1,725
State income taxes,
  net of federal tax benefit           71         177       169
Foreign income taxes                    9           9         8
Research and development credits       (7)         (2)      (71)
Exempt foreign sales
  corporation income                  (70)        (70)      (68)
Tax-exempt income                    (292)       (239)     (209)
Prior year federal & state income
  tax adjustments                     166          19         7
Other                                  25         (72)       33
                                    -----      ------    ------
                                    $ 360      $1,571    $1,594
                                    -----      ------    ------
                                    -----      ------    ------
---------------------------------------------------------------

The July 26, 1996 and July 28, 1995 components of deferred income tax assets and liabilities resulting from temporary differences between financial and tax reporting are as follows:
-------------------------------------------------------------------------------
                                                    1996      1995      1994
-------------------------------------------------------------------------------
Deferred assets:
  Uniform capitalization of inventory costs       $  381    $  439    $  349
  Securities valuations                              119       168       175
  Vacation/personal time                             139       157       147
  Write-down of inventory                             --        --        72
  Restructuring charges                              334        --        --
  Write-down of property                             189        --        --
  Capital loss carry forward                          38        41        55
  Reserve for doubtful accounts                       27        28        23
  Deferred warranty income                            15        16        15
  Other                                               18        21        18
                                                  ------     -----     -----
  Total deferred assets                            1,260       870       854
                                                  ------     -----     -----

Deferred liabilities:
  Depreciation                                       908     1,017     1,114
  Uniform capitalization of inventory costs           43        64        85
  Prepaid expenses                                   138       163        32
  BETI contribution                                   74        55        44
  Other                                               46        14        15
  Total deferred liabilities                       1,209     1,313     1,290
                                                  ------     -----     -----
Net deferred liabilities(assets)                  $  (51)   $  443    $  436
                                                  ------     -----     -----
                                                  ------     -----     -----
-------------------------------------------------------------------------------

At July 26, 1996, the Company had a net capital loss carry forward of approximately $101,000 which expires in fiscal year 2000.

Note H. Short-term Borrowing.

At July 26, 1996, the Company had available a $3,000,000 unsecured line of credit which expires December 31, 1996. The Company had no outstanding borrowings against its line of credit during the fiscal years ended July 26, 1996 and July 28, 1995.

Note I. Stock Option Plans.

In July 1985, the Company adopted the 1985 Stock option Plan (the "Plan"), which authorized the future issuance of up to 174,570 shares to officers and key employees. During the fiscal year 1995, 7,695 shares, representing the options never granted under the matured plan, lapsed. All remaining options under a prior plan adopted in 1981 expired in 1994. Under both plans, options had to be granted at not less than 100 percent of the fair market value of the common stock when granted. The options are exercisable over a period not greater than ten years from the date of grant. Generally, options become exercisable in ratable annual installments over the option term.

Stock option activity under the Plan was as follows:
-------------------------------------------------------------------------------
                                               Incentive Stock Options
                                          -------------------------------
                                           Shares            Option Price
                                          --------         --------------

Outstanding at July 30, 1993               126,443          $ 9.78 - 13.04
Granted                                     40,000               10.00
Exercised                                       --                 --
Canceled                                    (3,968)               9.78
                                           -------
Outstanding at July 29, 1994               162,475           10.00 - 13.04
Granted                                      4,400               10.13
Exercised                                       --                 --
Canceled                                    (3,680)              13.04
                                           -------
Outstanding at July 28, 1995               163,195           10.00 - 13.04
Granted                                         --                 --
Exercised                                       --                 --
Canceled                                   (10,005)              13.04
Outstanding at July 26, 1996               153,190           10.00 - 13.04
                                           -------
                                           -------
-------------------------------------------------------------------------------

At July 26, 1996, 41,580 shares were exercisable at prices ranging $10.00 -
$13.04

Note J. Retirement Plan.

The Company has a defined contribution retirement plan covering its United States-based employees satisfying age and service requirements. The Company makes annual contributions to the plan of approximately 7% of defined pre-tax earnings. Company contributions to the plan are limited to 15% of aggregate compensation of the participants. The Company's contributions approximated $97,000, $383,000, and $378,000 for the fiscal years 1996, 1995, and 1994, respectively.

A 401(k) salary reduction feature is incorporated into the retirement plan. Under the terms of the plan, an employee may reduce his or her salary by up to 12%. The Company will match the reduction, up to 10%, with a 20% matching contribution. The combined amount is then contributed to the plan on behalf of the employee. During fiscal years 1996, 1995, and 1994, the Company made matching contributions under the 401(k) salary reduction feature of approximately $148,000, $140,000, and $133,000, respectively.

Note K. Restructuring Charges.

Operating expenses for the year ended July 26, 1996, include a pre-tax charge of $1,752,000 for the restructuring costs associated with the merger of the Company's two divisions and are comprised of the following:
                                            1996
                                           ------
          Workforce reduction costs        $1,165
          Write down of facility              500
          Other restructuring costs            87
                                           ------
                                           $1,752
                                           ------
                                           ------

The restructuring resulted in the elimination of approximately 40 positions. The Company provided severance payments and outplacement services for the terminated employees with costs of approximately $877,000 and $212,000, respectively. Substantially all of the restructuring charges will be paid in fiscal 1997.

As a result of the restructuring, one of its operating facilities will be sold. As required by SFAS No. 121 the Company wrote down the facility to its estimated fair value.

Note L. Supplemental Cash Flow Information.

During fiscal years 1996, 1995, and 1994, the Company made income tax payments of approximately $305,000, $2,184,000, and $842,000, respectively.

Note M. Segment Reporting.

The Company designs, manufactures, and markets two types of technical instruments. Water quality monitoring instruments include wastewater samplers and flow measuring devices used by industry and government to monitor compliance with water quality regulations. Separation instruments are used by research, testing, analytical, and process laboratories to perform life science research; to support the development and production of high quality food, chemical, and pharmaceutical products; and environmental compliance testing.

Identifiable assets are assets used in the operations of each segment. Corporate assets consist, primarily, of cash, investments, refundable income taxes, deferred income taxes, other current assets, and other assets.

Segment information
-------------------------------------------------------------------------------
                                    Water
                                   quality
                                  monitoring     Separation
             1996                instruments     instruments   Consolidated
------------------------------   -----------     -----------   ------------

Net sales                          $27,050        $12,931        $39,981
                                   -------        --------       -------
Operating income (loss)            $ 1,393        $(1,508)       $  (115)
                                   -------        -------
Investment income                                                  1,088
Other                                                                374
                                                                 -------
  Earnings before income taxes                                   $ 1,347
                                                                 -------
Depreciation and amortization      $ 1,141       $   790         $ 1,931
                                   -------       --------        -------
Capital expenditures               $   443       $   497         $   940
                                   -------       --------        -------
Identifiable assets                $11,552       $ 9,768         $21,320
                                   -------       --------        -------
Corporate assets                                                 $25,384
                                                                 -------
  Total assets                                                   $46,704
                                                                 -------
                                                                 -------
------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                    Water
                                   quality
                                  monitoring     Separation
             1995                instruments     instruments   Consolidated
------------------------------   -----------     -----------   ------------

Net sales                          $28,739        $13,045        $41,784
                                   -------       --------        -------
Operating income (loss)            $ 4,601        $  (893)       $ 3,708
                                   -------       --------
Investment income                                                    938
Other                                                                499
                                                                 -------
  Earnings before income taxes                                   $ 5,145
                                   -------       --------        -------
Depreciation and amortization      $ 1,202        $   900        $ 2,102
                                   -------       --------        -------
Capital expenditures               $   471        $   654        $ 1,125
                                   -------       --------        -------
Identifiable assets                $12,769        $ 9,389        $22,158
                                   -------       --------        -------
Corporate assets                                                 $23,608
                                                                 -------
  Total assets                                                   $45,766
                                                                 -------
                                                                 -------
-------------------------------------------------------------------------------
                                    Water
                                   quality
                                  monitoring     Separation
             1994                instruments     instruments   Consolidated
------------------------------   -----------     -----------   ------------

Net sales                          $26,280         $12,426       $38,706
                                   -------         -------       -------
Operating income                   $ 3,581         $   179       $ 3,760
                                   -------         -------
Investment income                                                    697
Other                                                                616
                                                                 -------
  Earnings before income taxes                                   $ 5,073
                                                                 -------
Depreciation and amortization      $ 1,069        $   876        $ 1,945
                                   -------        --------       -------
Capital expenditures               $   421        $   329        $   750
                                   -------        --------       -------
Identifiable assets                $12,274        $ 7,633        $19,907
                                   -------        --------       -------
Corporate assets                                                 $24,059
                                                                 -------
  Total assets                                                   $43,966
                                                                 -------
                                                                 -------
-------------------------------------------------------------------------------

Note N. International sales.
--------------------------------------------------------------
                                1996       1995         1994
--------------------------------------------------------------
Europe                        $ 5,075     $4,327      $3,436
Asia                            3,122      2,822       2,172
North America                   1,238      1,120       1,115
Other                           1,228      1,103       1,332
                              -------     ------      ------
                              $10,663     $9,372      $8,055
                              -------     ------      ------
                              -------     ------      ------
--------------------------------------------------------------

Note O. Subsequent event.

On August 21, 1996, the Company acquired certain assets and assumed certain liabilities of Suprex Corporation (Suprex). Suprex was the Company's leading competitor in the SFE market. For its year ended December 31, 1995, Suprex had revenues of $4,279,000 and a net loss of $802,000.

The transaction will be accounted for as a purchase. The assets acquired consist of certain accounts receivable, inventories, equipment and certain intangible assets which include all customer lists, copyrights, trademarks, trade names, and patents of Suprex. The $2,850,000 of funding required to complete the transaction was financed through cash equivalents and proceeds from the sale of long-term available-for-sale securities.

Statements of Earnings by Quarter. (unaudited)
(Columnar amounts in thousands, except per share data)

                                First Quarter       Second Quarter       Third Quarter     Fourth Quarter
                              -----------------    ----------------    -----------------   ---------------
                               1996       1995     1996       1995     1996       1995      1996     1995
                              ------     -------   ------    ------    ------    ------    -------   ------
Net sales                     $9,752     $10,264   $9,940    $10,431   $9,781    $11,451   $10,509   $9,638
Cost of sales                  4,307       3,893    4,467      4,014    4,320      5,020     4,697    4,251
                              ------     -------   ------    ------    ------    ------    -------   ------
                               5,445       6,371    5,473      6,417    5,461      6,431     5,812    5,387
                              ------     -------   ------    ------    ------    ------    -------   ------

Expenses:
  Selling, general and
    administrative             4,024       3,828    3,856      4,208    3,978      4,492     3,920    3,902
  Research and engineering     1,117       1,125    1,180      1,169    1,130      1,098     1,349    1,076
  Restructuring charges           --          --       --         --       --         --     1,752       --
                              ------     -------   ------    ------    ------    ------    -------   ------
                               5,141       4,953    5,036      5,377    5,108      5,590     7,021    4,978
                              ------     -------   ------    ------    ------    ------    -------   ------

Operating income(loss)           304       1,418      437      1,040      353        841    (1,209)     409

Non-operating income             364         336      368        366      486        441       244      294
                              ------     -------   ------    ------    ------    ------    -------   ------

Earnings(loss) before
    income taxes                 668       1,754      805      1,406      839      1,282      (965)     703
Income taxes(benefit)            190         605      185        419      251        426      (266)     121
                              ------     -------   ------    ------    ------    ------    -------   ------
Net earnings(loss)            $  478     $ 1,149   $  620    $   987   $  588    $   856   $  (699)  $  582
                              ------     -------   ------    ------    ------    ------    -------   ------
                              ------     -------   ------    ------    ------    ------    -------   ------

Net earnings(loss)
    per share                   $.09        $.21     $.12       $.18     $.11       $.16     $(.13)    $.11
                              ------     -------   ------    ------    ------    ------    -------   ------
                              ------     -------   ------    ------    ------    ------    -------   ------

Weighted average shares
    outstanding                5,356       5,378    5,352      5,378    5,352      5,370     5,354    5,355
                              ------     -------   ------    ------    ------    ------    -------   ------

Quarterly per share amounts may not add to annual total due to rounding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Incorporated by reference from the Isco, Inc., Proxy Statement for Annual Meeting of Shareholders to be held December 12, 1996, under the captions ELECTION OF DIRECTORS, LIST OF CURRENT EXECUTIVE OFFICERS OF THE COMPANY, and ADDITIONAL INFORMATION - Compliance with Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION.

Incorporated by reference from the Isco, Inc., Proxy Statement for Annual Meeting of Shareholders to be held December 12, 1996, under the caption EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Incorporated by reference from the Isco, Inc., Proxy Statement for Annual Meeting of Shareholders to be held December 12, 1996, under the captions GENERAL and ELECTION OF DIRECTORS.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                          page
a.  The following documents are filed as a part of this report:         number

     1. Financial Statements:

           Independent Auditors' Report                                      15
           Consolidated Statements of Earnings for fiscal years
            ended July 26, 1996, July 28, 1995, and July 29, 1994            16
           Consolidated Balance Sheets at July 26, 1996 and July 28, 1995 17 Consolidated Statements of Shareholders' Equity
            for fiscal years ended July 26, 1996, July 28, 1995,
            and July 29, 1994                                                18
           Consolidated Statements of Cash Flows for fiscal years
            ended July 26, 1996, July 28, 1995, and July 29, 1994            19
           Notes to Consolidated Financial Statements                        21

        Financial statements of the Registrant's subsidiaries are omitted because the Registrant is, primarily, an operating company and the subsidiaries are wholly-owned.

     2. Schedules:

        Valuation and Qualifying Accounts - Schedule II                      36

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

b.  Reports on Form 8-K filed for the three months ended July 26, 1996:

      1. None

c. Exhibits (Numbered in accordance with Item 601 of Regulation S-K):

      (3)   (i)     Articles of Incorporation as amended and restated
               through July 26, 1985 [Incorporated by reference
               to Exhibit 3.1 to the Registration Statement on
               Form S-1, File No. 2-99303 (the "Form S-1")]                   -

           (ii)     By-laws as amended through September 21, 1995
               (Incorporated by reference to Annual Report on
               Form 10-K for Isco, Inc. dated July 28, 1995)                  -

     (10) Material contracts:

          (iii)     (a) 1985 Incentive Stock Option Plan (Incorporated
                   by reference to Exhibit 10.1 (ii) of the
                   Form S-1)                                                  -

               (b) Directors' Deferred Compensation Plan (Incorporated
                   by reference to Registration Statement of Form S-8,
                   File No. 333-00421)                                        -

     (11) Computation of Net Earnings Per Share                              36

     (21) Registrant owns 100 percent of the outstanding capital
          stock of Isco Instruments (Europe) AG, a Swiss corporation.        -

          Registrant owns 100 percent of the outstanding capital
          stock of Isco, Ltd.,a Barbados corporation,(incorporated
          August 3, 1992).                                                   -

     (23) Independent Auditors' Consent                                      37

     (27) Financial Data Schedule                                            38

     (99) Plan Year 1996 Financial Statements of the Isco, Inc.
          Retirement Plu$ Plan                                               39

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISCO, INC.


By: /s/Robert W. Allington                 By: /s/Philip M. Wittig
    ______________________________             _______________________________
       Robert W. Allington,                       Philip M. Wittig, Treasurer,
       Chief Executive Officer,                   Chief Financial Officer,
       and Director                               and Director

Date: October 23, 1996                     Date: October 23, 1996


By: /s/Douglas M. Grant                    By: /s/Vicki L. Benne
    ______________________________             _______________________________
       Douglas M. Grant, President,               Vicki L. Benne, Controller
       Chief Operating Officer,
       and Director

Date:   October 23, 1996                   Date: October 23, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/Dale L. Young                       By:
    ______________________________             _______________________________
       Dale L. Young, Secretary                   James L. Linderholm,
       and Director                               Director

Date: October 23, 1996                         Date: October   , 1996


By:                                        By: /s/Harris Wagenseil
    ______________________________             _______________________________
       Robert B. Harris,                          Harris Wagenseil,
       Director                                   Director


Date:   October   , 1996                       Date: October 23, 1996

                 VALUATION AND QUALIFYING ACCOUNTS - SCHEDULE II
                             (Amounts in thousands)


                                                                        Balance
                                    Balance at  Charged to                 at
                                    beginning    cost and     Amounts    end of
                                    of period    expenses   written-off  period
                                    ---------   ----------  -----------  -------
Allowance for doubtful accounts:
Year ended July 26, 1996               $74         $81         $83         $72
Year ended July 28, 1995                62          20           8          74
Year ended July 29, 1994                57          31          26          62
