Form 10-Q
period 1996-10-25
ISCO INC
filed 1996-12-09
CIK 773730

                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 25, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                       Commission file number   0-14429

                                  Isco, Inc.
              -----------------------------------------------------
            (Exact name of registrant as specified in its charter)


       Nebraska                                        47-0461807
------------------------                   ------------------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)


4700 Superior Street,  Lincoln, Nebraska                           68504-1398
----------------------------------------                           ----------
(Address of principal executive offices)                           (Zip Code)


                                (402) 464-0231
            ------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 22, 1996:



Common Stock, $0.10 par value                                     5,351,931
-----------------------------                                  ----------------
           Class                                               Number of Shares

                           ISCO, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                           Page
                                                                          Number
                                                                          ------

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited):

         Condensed Consolidated Statements of Earnings                     3

         Condensed Consolidated Balance Sheets                             4

         Condensed Consolidated Statements of Cash Flows                   5

         Notes to Condensed Consolidated Financial Statements              6

Item 2.  Management's Discussion and Analysis                              8

                             PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K:

         (a)  Exhibits:
              11 - Computation of earnings per share for the three
                   months ended October 25, 1996 and October 27, 1995.    11

              27 - Financial Data Schedule.                               12

         (b)  Reports on Form 8-K                                         10

                             ISCO, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                     (Unaudited)


(Amounts in thousands, except per share data)
 -------------------------------------------
                                                       Three months ended
                                                      Oct 25         Oct 27
                                                      1996           1995
                                                     ------         ------
Net sales                                            $9,224         $9,752
Cost of sales                                         4,156          4,307
                                                     ------         ------
                                                      5,068          5,445
Expenses:
 Selling, general, and administrative                 4,317          4,024
 Research and engineering                             1,091          1,117
                                                     ------         ------
                                                      5,408          5,141
                                                     ------         ------

Operating income(loss)                                 (340)           304

Non-operating income                                    367            364
                                                     ------         ------

Earnings before income taxes                             27            668

Income tax provision(benefit)                           (61)           190
                                                     ------         ------

Net earnings                                         $   88         $  478
                                                     ------         ------
                                                     ------         ------


Net earnings per share                                 $.02           $.09
                                                       ----           ----
                                                       ----           ----

Weighted average number of shares outstanding         5,354          5,356
                                                      -----          -----
                                                      -----          -----

Cash dividend per share                                $.05           $.05
                                                       ----           ----
                                                       ----           ----


The accompanying notes are an integral part of the condensed consolidated financial statements.

                      ISCO, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)

(Columnar amounts in thousands)
 -----------------------------

                                                     Oct 25         Jul 26
                                                      1996           1996
                                                    -------        -------
                                        ASSETS
Current assets:
 Cash and cash equivalents                          $ 1,630        $ 4,420
 Short-term investments                               2,918          2,749
 Accounts receivable -trade, net of allowance for
   doubtful accounts of $94,000 and $72,000           7,012          7,131
 Inventories (Note 4)                                 6,776          5,343
 Other current assets                                 2,559          1,771
                                                    -------        -------

     Total current assets                            20,895         21,414

Property, plant, and equipment, net of accumulated
 depreciation of $16,245,000 and $15,265,000          7,091          7,075

Long-term investments                                15,237         16,035

Other assets                                          3,513          2,180
                                                    -------        -------

Total assets                                        $46,736        $46,704
                                                    -------        -------
                                                    -------        -------

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                   $ 1,274        $   862
 Other current liabilities                            2,881          3,115
                                                    -------        -------

     Total current liabilities                        4,155          3,977

Deferred income taxes                                   673            725

Shareholders' equity (Note 3):
 Preferred stock, $.10 par value, authorized
   5,000,000 shares; issued none
 Common stock, $.10 par value, authorized
   15,000,000 shares; issued 5,978,538 shares           598            598
 Additional paid-in capital                          36,838         36,838
 Retained earnings                                    6,248          6,428
 Net unrealized holding gain(loss) on
   available-for-sale securities                       (112)          (198)
 Treasury stock, at cost, 626,607 shares             (1,664)        (1,664)
                                                    -------        -------

     Total shareholders' equity                      41,908         42,002
                                                    -------        -------

Total liabilities and shareholders' equity          $46,736        $46,704
                                                    -------        -------
                                                    -------        -------


The accompanying notes are an integral part of the condensed consolidated financial statements.

                             ISCO, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

(Columnar amounts in thousands)
 -----------------------------
                                                         Three months ended
                                                         Oct 25       Oct 27
                                                          1996         1995
                                                        --------     --------
Cash flows from operating activities:
 Net earnings                                              $  88       $  478
 Adjustments to reconcile net earnings to net cash
   provided by operating activities:
     Depreciation and amortization                           528          515
     Change in operating assets and liabilities           (1,050)         388
     Other                                                   192         (115)
                                                        --------     --------
 Total adjustments                                          (330)         788
                                                        --------     --------
 Net cash provided by(used for) operating activities        (242)       1,266
                                                        --------     --------

Cash flows from investing activities:
 Proceeds from sale of available-for-sale securities         231           --
 Proceeds from maturity of available-for-sale securities     241           --
 Proceeds from maturity of held-to-maturity securities       270        1,220
 Proceeds from sale of property, plant, and equipment         53          100
 Purchase of available-for-sale securities                   (41)         (41)
 Purchase of held-to-maturity securities                      --       (2,279)
 Purchase of property, plant, and equipment                 (186)        (250)
 Disbursements for issuance of notes receivable             (100)         --
 Purchase of Suprex assets                                (2,624)          --
 Other                                                      (124)         (29)
                                                        --------     --------
 Net cash used in investing activities                    (2,280)      (1,279)
                                                        --------     --------

Cash flows from financing activities:
 Cash dividends paid                                        (268)        (268)
                                                        --------     --------
 Net cash used in financing activities                      (268)        (268)
                                                        --------     --------

Cash and cash equivalents:
 Net increase (decrease)                                  (2,790)        (281)
 Balance at beginning of year                              4,420        4,063
                                                        --------     --------
 Balance at end of period                               $  1,630     $  3,782
                                                        --------     --------
                                                        --------     --------


During the three months ended October 25, 1996 and October 27, 1995, the Company made income tax payments and received income tax refunds of approximately $135,835 and $17,000, respectively.


The accompanying notes are an integral part of the condensed consolidated financial statements.

                        ISCO, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Columnar amounts in thousands, except per share data)

                                   October 25, 1996

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

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in the Annual Report on Form 10K for the year ended July 26, 1996.

Note 2: Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

Note 3: On November 21, 1996, the Board of Directors declared a quarterly cash dividend of $.05 per share, payable January 2, 1997 to shareholders of record on December 13, 1996.


Note 4: Inventories are valued at the lower of cost or market, principally on the last-in, first-out (LIFO) basis. The composition of inventories is as follows:

                                                  Oct 25, 1996    Jul 26, 1996
                                                  ------------    ------------
     Raw materials                                   $2,878         $2,049
     Work-in-process                                  2,045          1,935
     Finished goods                                   1,853          1,359
                                                     ------         ------
                                                     $6,776         $5,343
                                                     ------         ------
                                                     ------         ------

Had inventories been valued on the first-in, first-out (FIFO) basis, they would have been approximately $1,410,000 and $1,275,000 higher than reported on the LIFO basis at October 25, 1996 and July 26, 1996, respectively.

Note 5: On August 21, 1996, Isco acquired substantially all of the assets and assumed selected liabilities of Suprex Corporation, a Pennsylvania corporation, located in Pittsburgh, Pennsylvania. Suprex manufactured a variety of supercritical fluid extraction (SFE) products, principally for use in the food products industry. The Company has intregrated the SFE products with its existing line. The transaction was accounted for as a purchase.

The purchase price, based on current estimates, was comprised of the following consideration:

-------------------------------------------------------------------------------

Amount paid to seller:
  Cash paid at close                                                $2,624

Liabilities assumed:
  Current liabilities                                                  499
                                                                    ------
 Total consideration                                                $3,123
                                                                    ------
                                                                    ------

-------------------------------------------------------------------------------


The initial purchase price allocation, based on current estimates, is summarized as follows:

-------------------------------------------------------------------------------

Current assets:
  Accounts receivable                                               $  305
  Inventory                                                            762

Property and equipment                                                 219

Other assets (1):
  Customer lists/trade names                                           807
  Engineering drawings                                                 304
  Goodwill                                                             726
                                                                    ------
                                                                    $3,123
                                                                    ------
                                                                    ------
(1) The life of these intangibles range from 3 to 8 years.
-------------------------------------------------------------------------------


The following unaudited pro forma financial information sets forth the results of operations of Isco, Inc. as if the acquisition of Suprex had occurred on July 29, 1995:

                           Pro forma financial information
                                     (unaudited)
-------------------------------------------------------------------------------

                                                       Three months ended
                                                    ----------------------
                                                    10/25/96      10/27/95
                                                    --------      --------
Net sales                                            $9,412        $10,873
Net earnings(loss)                                      (50)           281
Net earnings(loss) per share                          (0.01)          0.05
Weighted average number of shares outstanding         5,354          5,356

-------------------------------------------------------------------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


SALES ANALYSIS AND REVIEW.

First quarter sales were $9,224,000, five percent below the same period last year. Sales of wastewater samplers, open channel flow meters, and liquid chromatography products, the Company's core products, were down eight percent compared to the same period last year. Overall, sales of other products were flat compared with the same period last year. Sales of supercritical fluid extraction (SFE) products, including the recently acquired Suprex products, were down six percent compared with the same period last year. Sales of syringe pumps were down eight percent compared to the same period last year. The sales of total organic carbon(TOC) process analyzers continued to grow, with sales 118 percent above the same period last year.

Domestically, sales related to the core product lines were flat compared with last year, while sales from other product lines were down four percent. The increased sales of SFE, TOC, and other products helped offset the 42 percent decline in syringe pump sales.

International sales were down 20 percent. The core products were down 33 percent with all three products participating in the decline. Sales of other products were up 11 percent, with the increase in sales of syringe pumps and TOC analyzers more than offsetting a decline in sales of SFE products.

While sales were relatively weak in the first quarter, the rate of incoming orders increased during the quarter. The resulting net orders were approximately $10.4 million. This is an increase of 13 percent over the first quarter a year ago and an increase of six percent over the preceding quarter. Some of these orders did not ship because of future delivery dates or because they were received in the latter part of the quarter.

OPERATING INCOME ANALYSIS AND REVIEW.

The Company had a $340,000 operating loss for the first quarter compared with operating income of $304,000 for the same period last year. The $530,000 decline in sales for the first quarter of fiscal 1997 compared with the same period last year reduced gross margin by $290,000 for the first quarter. During the quarter, the Company expended $254,000 to manage the Suprex acquisition in Pittsburgh and to integrate it into the Lincoln, Nebraska operations. The Company incurred an additional $78,000 of amortization of the intangibles and organizational costs of the acquisition. At this time, only engineering activity remains to be transferred and fully integrated into the Lincoln operations, with the date of final transfer not definitely established. The reduction in the gross margin was, primarily, the result of the increase in the LIFO reserve. In addition, the Company has not been able to realize fully the anticipated benefits of the restructuring because management recognized, during the quarter, that some personnel reductions in areas affecting customer service had been, too, aggressive. As a result, eight of the terminated employees have been rehired.

RESULTS OF OPERATIONS.

The following table sets forth, for the three-month period indicated, the percentages which certain components of the Condensed Consolidated Statements of Earnings bear to net sales and the percentage of change of such components (based on actual dollars) compared with the same periods of the prior year.

                                                Three months ended
                                      -------------------------------------
                                      10/25/96       10/27/95        Change
                                      --------       --------        ------
Net sales                              100.0          100.0           (5.4)
Cost of sales                           45.1           44.2           (3.5)
                                       -----          -----
                                        54.9           55.8           (6.9)
                                       -----          -----
Expenses:
 Selling, general, & administrative     46.8           41.3            7.3
 Research & engineering                 11.8           11.4           (2.3)
                                       -----          -----
                                        58.6           52.7            5.2
                                       -----          -----

Operating income(loss)                  (3.7)           3.1             --

Non-operating income                     4.0            3.7            .8
                                       -----          -----

Earnings before income taxes              .3            6.8          (95.9)

Income tax provision (benefit)           (.7)           1.9             --
                                       -----          -----

Net earnings                             1.0            4.9          (81.6)
                                       -----          -----
                                       -----          -----

The underlying reasons for the changes in operating results were discussed in the previous section. The Company continued to generate a significant amount of tax-exempt income in the first quarter of fiscal 1997. This tax-exempt income combined with the lower net income before taxes created an income tax benefit for the first quarter of fiscal 1997 compared with an income tax provision for the first quarter of fiscal 1996.

FINANCIAL CONDITION AND LIQUIDITY.

At October 25, 1996, the Company's working capital exceeded $16.7 million. On that date the current ratio was 5:1 compared with 5.4:1 at the end of fiscal 1996. During the quarter, the Company liquidated a portion of its cash equivalents to complete the Suprex transaction. In addition, cash was used to acquire additional inventory in anticipation of improved sales and to pay for the restructuring charges accrued at fiscal 1996 year-end.

INFLATION.

The impact of inflation on the costs of the Company and its ability to pass on cost increases in the form of increased prices is dependent upon market conditions and the competitive environment. The general level of inflation in the domestic economy has been relatively low for the past several years, and has not had a significant impact on the Company.

                             PART II - OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K.
    (a)  Exhibits:
         11 - Computation of earnings per share for the three months ended
              October 25, 1996 and October 27, 1995.

         27 - Financial Data Schedule.

    (b)  Reports on Form 8-K:

         On October 21, 1996, Form 8-K was filed reporting the acquisition of substantially all of the assets and the assumption of selected liabilities of Suprex Corporation, a Pennsylvania corporation, located in Pittsburgh, Pennsylvania. Required financial statements will be included in Form 8-KA.


SIGNATURES.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              ISCO, INC.


                                       BY /s/ Robert W. Allington
                                           -------------------------------------
                                              Robert W. Allington, Chairman
                                              and Chief Executive Officer


                                       BY /s/ Philip M. Wittig
                                           -------------------------------------
                                              Philip M. Wittig, Treasurer
                                              and Chief Financial Officer

Date:  December 9, 1996