Form 10-Q
period 1997-01-24
ISCO INC
filed 1997-03-10
CIK 773730

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 24, 1997
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to ______________

     Commission file number   0-14429

                              Isco, Inc.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

             Nebraska                           47-0461807
     ----------------------      ----------------------------------------
    (State of Incorporation)       (I.R.S. Employer Identification No.)


    4700 Superior Street,  Lincoln, Nebraska            68504-1398
    -----------------------------------------           -----------
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

Yes  X   No
   ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of February 27, 1997:


Common Stock, $0.10 par value                          5,351,931
-----------------------------                      ----------------
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

Item 6. Exhibits and Reports on Form 8-K:

        (a) Exhibits:
            11 - Computation of earnings per share for the three months and six months ended January 24, 1997 and
                 January 26, 1996.                                       12

             27 - Financial Data Schedule.                               13

        (b) Reports on Form 8-KA                                         11

                               ISCO, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                      (Unaudited)


(Amounts in thousands, except per share data)
--------------------------------------------

                                        Three months ended   Six months ended
                                        ------------------   ----------------
                                        Jan 24    Jan 26     Jan 24    Jan 26
                                         1997      1996       1997      1996
                                        -------   ------     -------   -------
Net sales . . . . . . . . . . . . . . .  $9,846   $9,940     $19,071   $19,692
Cost of sales . . . . . . . . . . . . .   4,448    4,467       8,604     8,774
                                        -------   ------     -------   -------
                                          5,398    5,473      10,467    10,918
                                        -------   ------     -------   -------
Expenses:
 Selling, general, and administrative .   4,417    3,856       8,734     7,880
 Research and engineering . . . . . . .   1,103    1,180       2,194     2,297
                                        -------   ------     -------   -------
                                          5,520    5,036      10,928    10,177
                                        -------   ------     -------   -------
Operating income(loss). . . . . . . . .    (122)     437        (461)      741

Non-operating income  . . . . . . . . .     410      368         776       732
                                        -------   ------     -------   -------

Earnings before income taxes. . . . . .     288      805         315     1,473

Income taxes provision. . . . . . . . .      69      185           7       375
                                        -------   ------     -------   -------

Net earnings. . . . . . . . . . . . . .  $  219   $  620     $   308   $ 1,098
                                        -------   ------     -------   -------
                                        -------   ------     -------   -------

Net earnings per share. . . . . . . . .    $.04     $.12        $.06      $.21
                                        -------   ------     -------   -------
                                        -------   ------     -------   -------

Weighted average number
 of shares outstanding. . . . . . . . .   5,356    5,352       5,354     5,352
                                        -------   ------     -------   -------
                                        -------   ------     -------   -------

Cash dividend per share . . . . . . . .    $.05     $.05        $.10      $.10
                                        -------   ------     -------   -------
                                        -------   ------     -------   -------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                            ISCO, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

(Columnar amounts in thousands)
-------------------------------
                                                         Jan 24     Jul 26
                                                          1997       1996
                                                         -------    -------
                           ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . .  $ 2,076    $ 4,420
  Short-term investments. . . . . . . . . . . . . . . .    4,177      2,749
  Accounts receivable - trade, net of allowance for
    doubtful accounts of $96,700 and $72,000. . . . . .    7,074      7,131
  Inventories (Note 3). . . . . . . . . . . . . . . . .    7,187      5,343
  Other current assets. . . . . . . . . . . . . . . . .    2,326      1,771
                                                         -------    -------

     Total Current Assets . . . . . . . . . . . . . . .   22,840     21,414

Property, plant, and equipment, net of accumulated
  depreciation of $16,578,000 and $15,265,000 . . . . .    6,976      7,075

Long-term investments . . . . . . . . . . . . . . . . .   12,981     16,035

Other assets. . . . . . . . . . . . . . . . . . . . . .    3,373      2,180
                                                         -------    -------

Total Assets. . . . . . . . . . . . . . . . . . . . . .  $46,170    $46,704
                                                         -------    -------
                                                         -------    -------

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . .  $ 1,433    $   862
  Other current liabilities . . . . . . . . . . . . . .    2,259      3,115
                                                         -------    -------

    Total Current Liabilities . . . . . . . . . . . . .    3,692      3,977

Deferred income taxes . . . . . . . . . . . . . . . . .      593        725

Shareholders' equity (Note 4):
  Preferred stock, $.10 par value, authorized
    5,000,000 shares; issued none
  Common stock, $.10 par value, authorized
    15,000,000 shares; issued 5,978,538 shares. . . . .      598        598
  Additional paid-in capital. . . . . . . . . . . . . .   36,838     36,838
  Retained earnings . . . . . . . . . . . . . . . . . .    6,200      6,428
  Net unrealized holding gain(loss) on
    available-for-sale securities . . . . . . . . . . .      (87)      (198)
  Treasury stock, at cost, 626,607 shares . . . . . . .   (1,664)    (1,664)
                                                         -------    -------

     Total Shareholders' Equity . . . . . . . . . . . .   41,885     42,002
                                                         -------    -------

Total Liabilities and Shareholders' Equity. . . . . . .  $46,170    $46,704
                                                         -------    -------
                                                         -------    -------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           ISCO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                              Six months ended
                                                              ----------------
                                                              Jan 24    Jan 26
(Columnar amounts in thousands)                                1997      1996
------------------------------                               -------   -------
Cash flows from operating activities:
 Net earnings . . . . . . . . . . . . . . . . . . . . . . .  $   308   $ 1,098
 Adjustments to reconcile net earnings to net cash
   provided by operating activities:
     Depreciation and amortization. . . . . . . . . . . . .    1,103     1,008
     Change in operating assets and liabilities . . . . . .   (1,894)      697
     Other. . . . . . . . . . . . . . . . . . . . . . . . .      131      (126)
                                                             -------   -------
 Total adjustments. . . . . . . . . . . . . . . . . . . . .     (660)    1,579
                                                             -------   -------
 Net cash provided by(used for) operating activities. . . .     (352)    2,677
                                                             -------   -------

Cash flows from investing activities:
 Proceeds from sale of available-for-sale securities. . . .      619        25
 Proceeds from maturity of available-for-sale securities. .      771        --
 Proceeds from maturity of held-to-maturity securities. . .      770     3,493
 Proceeds from sale of property, plant, and equipment . . .      168       127
 Purchase of available-for-sale securities. . . . . . . . .     (441)   (2,362)
 Purchase of held-to-maturity securities. . . . . . . . . .       --      (475)
 Purchase of property, plant, and equipment . . . . . . . .     (468)     (476)
 Disbursements for issuance of notes receivable . . . . . .     (100)       --
 Purchase of Suprex assets. . . . . . . . . . . . . . . . .   (2,624)       --
 Other. . . . . . . . . . . . . . . . . . . . . . . . . . .     (151)     (100)
                                                             -------   -------
 Net cash used in investing activities. . . . . . . . . . .   (1,456)      232
                                                             -------   -------

Cash flows from financing activities:
 Cash dividends paid. . . . . . . . . . . . . . . . . . . .     (536)     (536)
                                                             -------   -------
 Net cash used in financing activities. . . . . . . . . . .     (536)     (536)
                                                             -------   -------

Cash and cash equivalents:
 Net increase (decrease). . . . . . . . . . . . . . . . . .   (2,344)    2,373
 Balance at beginning of year . . . . . . . . . . . . . . .    4,420     4,063
                                                             -------   -------
 Balance at end of period . . . . . . . . . . . . . . . . .  $ 2,076   $ 6,436
                                                             -------   -------
                                                             -------   -------

During the six months ended January 24, 1997 and January 26, 1996, the Company made income tax payments and received income tax payments of approximately $423,000 and $37,000, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

                     ISCO, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (Columnar amounts in thousands)

                        January 24, 1997


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

Note 3: Inventories are valued at the lower of cost or market, principally on the last-in, first-out (LIFO) basis. The composition of inventories is as follows:

                                     Jan 24, 1997       Jul 26, 1996
                                     ------------       ------------
     Raw materials                       $3,369            $2,049
     Work-in-process                      2,328             1,935
     Finished goods                       1,490             1,359
                                         ------            ------
                                         $7,187            $5,343
                                         ------            ------
                                         ------            ------

Had inventories been valued on the first-in, first-out (FIFO) basis, they would have been approximately $1,410,000 and $1,275,000 higher than reported on the LIFO basis at January 24, 1997 and July 26, 1996, respectively.

Note 4: On February 27, 1997, the Board of Directors declared a quarterly cash dividend of $.05 per share, payable April 1, 1997 to shareholders of record on March 14, 1997.

Note 5: On August 21, 1996, Isco acquired substantially all of the assets and assumed selected liabilities of Suprex Corporation, a Pennsylvania corporation, located in Pittsburgh, Pennsylvania. Suprex manufactured a variety of supercritical fluid extraction (SFE) products, principally for use in the food products industry. The Company has integrated the Suprex SFE products with its existing line. The transaction was accounted for as a purchase.

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

Other asset(1):
  Customer lists/trade names                                       807
  Engineering drawings                                             304
  Goodwill                                                         726
                                                                ------
                                                                $3,123
                                                                ------
                                                                ------

(1) The life of these intangibles ranges from 3 to 8 years.

The following unaudited pro forma financial information sets forth the results of operations of Isco, Inc. as if the acquisition of Suprex had occurred on July 29, 1995:

                         Pro forma financial information
                                 (unaudited)


                                  Three months ended    Six months ended
                                  ------------------    ----------------
                                  1/24/97    1/26/96    1/24/97   1/26/96
                                  -------    -------    -------   -------
Net sales                         $9,846     $11,416    $19,071   $22,289
Net earnings(loss)                   219         498        308       779
Net earnings(loss) per share        $.04        $.09       $.06      $.15
Weighted average number of
  shares outstanding               5,356       5,352      5,354     5,352

Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                        (Columnar amounts in thousands)


SALES ANALYSIS AND REVIEW.

Sales for the three-month and six-month periods, ended January 24, 1997, were down one percent and three percent, respectively, when compared with the same periods last year. Sales of the Company's core products (wastewater samplers, flow meters, and chromatography products) were up two percent for the three months, while for the same period, sales of other products such as supercritical fluid extraction (SFE) products, syringe pumps, and total organic carbon (TOC) products were down approximately 18 percent. For the six months, sales of the core products declined two percent. For the same period, weakness in the sales of SFE product and syringe pumps was off-set by strength in TOC products.

Domestic sales of the core products increased seven percent and five percent, respectively, for the three months and six months when compared with the same periods last year. For the same periods, international sales of the core products declined 13 percent and 21 percent, respectively.

Domestic sales of the other products declined 33 percent and 23 percent, respectively, for the three months and six months when compared with the same periods last year. For the same periods, international sales of the other products increased 33 percent and 37 percent, respectively.

Net orders of $9.8 and $20.6 million received during the three months and six months of fiscal 1997 were two percent lower and five percent higher, respectively, when compared to the same periods last year. The Company's order backlog, at mid-year, was $3.9 million, an increase of 54 percent from the beginning of the fiscal year. The Company expects to reduce its order backlog significantly during the remainder of the fiscal year.

OPERATING INCOME ANALYSIS AND REVIEW.

The Company had an operating loss of $122,000 and $461,000, respectively, for the three months and six months ended January 24, 1997 which compares with an operating profit of $437,000 and $741,000 for the same periods one year ago. In spite of the significant, year-to-year, reduction made in manufacturing overhead during the first six months of fiscal 1997, the gross margin percentage for the period declined slightly.

When comparing engineering expenses for the recent six months with one year ago, reduced salaries and subcontracted services, and a non-recurring saving in benefits exceeded the $150,000 of transition expenses and amortization of intangibles arising out of the Suprex acquisition. For the same period, higher sales expenses were the result of approximately $180,000 from increased advertising, exhibition, other marketing expenses, and expenses related to managing the distribution channels along with nearly $240,000 of transition expenses and amortization of intangibles related to the Suprex acquisition. It should be noted, that the Company will not be able to realize fully the anticipated benefits of restructuring the Company because management has recognized that the personnel reductions in customer service and product development were too aggressive and some were rehired.

In the aftermath of restructuring the Company, management decided that specialized training would assist the management staff in making a successful and expeditious transition to a unified organization. Also, it was decided to accelerate the implementation of technology in the Company's business processes by upgrading the computer networks and engineering software and hardware. The Company has incurred significant expenses for these activities. Management is committed to completing the improvement and overall restructuring of its business processes within the next twelve months. The cost, of these activities, approximating $270,000, along with $190,000 of the transition expenses and amortization of intangibles arising out of the Suprex acquisition have been the primary drivers of the increase in general and administrative expenses during the first six months of fiscal 1997. The reduction in value of the accounts receivable due from two international distributors whose contracts were terminated further increased general and administrative expenses.

RESULTS OF OPERATIONS.

The following table sets forth, for the three-month and six-month periods indicated, the percentages which certain components of the Condensed Consolidated Statements of Earnings bear to net sales and the percentage of change of such components (based on actual dollars) compared with the same periods of the prior year.

                           Three months ended             Six months ended
                       --------------------------    --------------------------
                       1/24/97   1/26/96   Change    1/24/97   1/26/96   Change
                       -------   -------   ------    -------   -------   ------
Net sales               100.0     100.0      (.9)     100.0     100.0      (3.2)
Cost of sales            45.2      44.9      (.4)      45.1      44.5      (1.9)
                        -----     -----               -----     -----
                         54.8      55.1     (1.4)      54.9      55.5      (4.1)
                        -----     -----               -----     -----
Expenses:
 Selling, general,
  & administrative       44.9      38.8     14.5       45.8      40.0     10.8
 Research
  & engineering          11.2      11.9     (6.5)      11.5      11.7      (4.5)
                        -----     -----               -----     -----
                         56.1      50.7      9.6       57.3      51.7       7.4
                        -----     -----               -----     -----

Operating income(loss)   (1.3)      4.4      --        (2.4)      3.8        --

Non-operating
 income                   4.2       3.7     11.4        4.1       3.7       6.0
                        -----     -----               -----     -----

Earnings before
 income taxes             2.9       8.1    (64.2)       1.7       7.5     (78.6)

Income taxes               .7       1.9    (62.7)       0.1       1.9     (98.1)
                        -----     -----               -----     -----

Net earnings              2.2       6.2    (64.7)       1.6       5.6     (71.9)
                        -----     -----               -----     -----
                        -----     -----               -----     -----

The underlying reasons for the changes in operating results were discussed in the previous section. The Company continues to generate a significant amount of tax-exempt income in fiscal 1997. This tax-exempt income combined with the lower net income before taxes in fiscal 1997 is the major reason for the lower income tax provision when compared with fiscal 1996.

FINANCIAL CONDITION AND LIQUIDITY.

At January 24, 1997, the Company's working capital exceeded $19 million. On that date the current ratio was 6.2:1 compared with 5.4:1 at the end of fiscal 1996. During the first six months of fiscal 1997, the Company liquidated a portion of its cash equivalents to complete the Suprex transaction. In addition, a portion of its other investments was liquidated to acquire the computer hardware and software discussed in a preceding section and also acquire additional inventory in anticipation of improved customer demand for products.

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


                          PART II - OTHER INFORMATION

ITEM 4.    Submission of Matters to a Vote of Security Holders.
The Company's annual meeting of shareholders was held on December 12, 1996.

A. The following persons were elected to serve a two-year term on the Company's Board of Directors:

                                                 Votes
                                   ---------------------------------
    Nominee                         In Favor                Withheld
----------------                   ---------                --------
Douglas M. Grant                   4,829,543                 18,701
Robert B. Harris                   4,580,763                 18,701
Harris Wagenseil                   4,459,241                 18,701
Philip M. Wittig                   4,821,357                 18,701

B.  The Isco, Inc. 1996 Stock Option Plan was approved by the shareholders.

                                                 Votes
                                   ---------------------------------
                                    In Favor    Opposed     Withheld
                                   ---------    -------     --------
                                   4,580,985     84,231      26,311

This plan provides for the granting of incentive stock options to employees and non-incentive stock options to employees, officers, and other persons rendering substantial services to the Company and its subsidiaries, provided, however, that only employees of the Company or any subsidiary thereof shall be eligible to receive an incentive stock option. A total of 250,000 shares of common stock has been reserved for issuance under this plan.

C. The Isco, Inc. 1996 Outside Directors Stock Option Plan was approved by the shareholders.

                                                 Votes
                                   ---------------------------------
                                    In Favor    Opposed     Withheld
                                   ---------    -------     --------
                                   4,517,327    146,855      27,345

This plan provides for the granting of non-incentive stock options to the members of the Board of Directors who are not employees of the Company or any subsidiary or affiliate of the Company on the date of grant. A total of 100,000 shares of common stock has been reserved for issuance under this plan.

Item 6.  Exhibits and Reports on Form 8-K.
         (a) Exhibits:
             11 - Computation of earnings per share for the three months and six months ended January 26, 1996 and January 24, 1997.

             27 - Financial Data Schedule.

         (b) Reports on Form 8-KA.
             On December 30, 1996, Form 8-KA, which included the required financial statements, was filed. The Form 8-KA completed the reporting of the acquisition of substantially all of the assets and the assumption of selected liabilities of Suprex Corporation, a Pennsylvania corporation, located in Pittsburgh, Pennsylvania.

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

Date:  March 7, 1997