Form 10-Q
period 1997-04-25
ISCO INC
filed 1997-06-04
CIK 773730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 25, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________  to ______________


     Commission file number   0-14429
                            ----------

                                   Isco, Inc.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Nebraska                           47-0461807
     -----------------------     ------------------------------------
     (State of Incorporation)    (I.R.S. Employer Identification No.)


     4700 Superior Street,  Lincoln, Nebraska            68504-1398
     ----------------------------------------            ----------
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

Yes  X   No
    ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 30, 1997:


    Common Stock, $0.10 par value                   5,351,931
    -----------------------------               -----------------
            Class                               Number of Shares

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


                         PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:

          (a)  Exhibits:
                    11 - Computation of earnings per share for the
                            three months and nine months ended
                            April 25, 1997 and April 26, 1996.           11

                    27 - Financial Data Schedule.                        12

                               ISCO, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                     (Unaudited)


(Amounts in thousands, except per share data)


                                                Three months ended           Nine months ended
                                                --------------------       --------------------
                                                 Apr 25      Apr 26         Apr 25      Apr 26
                                                   1997       1996           1997        1996
                                                ---------   --------       ---------   --------

Net sales                                        $10,282     $9,781         $29,353     $29,473
Cost of sales                                      4,228      4,320          12,832      13,093
                                                 -------    -------         -------     -------
                                                   6,054      5,461          16,521      16,380
                                                 -------    -------         -------     -------
Expenses:
 Selling, general, and administrative              4,729      3,978          13,464      11,859
 Research and engineering                          1,086      1,130           3,280       3,427
                                                 -------    -------         -------     -------
                                                   5,815      5,108          16,744      15,286
                                                 -------    -------         -------     -------

Operating income(loss)                               239        353            (223)      1,094

Non-operating income                                 315        486           1,092       1,218
                                                 -------    -------         -------     -------

Earnings before income taxes                         554        839             869       2,312

Income taxes                                          91        251              98         626
                                                 -------    -------         -------     -------

Net earnings                                      $  463     $  588           $ 771     $ 1,686
                                                 -------    -------         -------     -------
                                                 -------    -------         -------     -------


Net earnings per share                              $.09       $.11            $.14        $.32
                                                 -------    -------         -------     -------
                                                 -------    -------         -------     -------

Weighted average number
 of shares outstanding                             5,357      5,352           5,356       5,352
                                                 -------    -------         -------     -------
                                                 -------    -------         -------     -------

Cash dividend per share                             $.05       $.05            $.15        $.15
                                                 -------    -------         -------     -------
                                                 -------    -------         -------     -------



The accompanying notes are an integral part of the condensed consolidated financial statements.

                         ISCO, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

(Columnar amounts in thousands)

                                                           Apr 25      Jul 26
                                                            1997        1996
                                                          --------    --------
                                    ASSETS
Current assets:
   Cash and cash equivalents                              $ 2,478     $ 4,420
   Short-term investments                                   4,317       2,749
   Accounts receivable - trade, net of allowance for
      doubtful accounts of $96,000 and $72,000              7,072       7,131
   Inventories (Note 3)                                     7,741       5,343
   Other current assets                                     2,140       1,771
                                                           ------      ------
         Total current assets                              23,748      21,414

Property, plant, and equipment, net of accumulated
   depreciation of $16,921,000 and $15,265,000              7,075       7,075

Long-term investments                                      12,010      16,035

Other assets                                                3,723       2,180
                                                           ------      ------

Total assets                                              $46,556     $46,704
                                                           ------      ------
                                                           ------      ------

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                       $ 1,280     $   862
   Other current liabilities                                2,641       3,115
                                                           ------      ------

         Total current liabilities                          3,921       3,977

Deferred income taxes                                         548         725

Shareholders' equity (Note 4):
   Preferred stock, $.10 par value, authorized
      5,000,000 shares; issued none
   Common stock, $.10 par value, authorized
      15,000,000 shares; issued 5,978,538 shares              598         598
   Additional paid-in capital                              36,838      36,838
   Retained earnings                                        6,396       6,428
   Net unrealized holding gain(loss) on
      available-for-sale securities                           (81)       (198)
   Treasury stock, at cost, 626,607 shares                 (1,664)     (1,664)
                                                           ------      ------

         Total shareholders' equity                        42,087      42,002
                                                           ------      ------

Total liabilities and shareholders' equity                $46,556     $46,704
                                                           ------      ------
                                                           ------      ------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                             ISCO, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(Columnar amounts in thousands)

                                                           Nine months ended
                                                          --------------------
                                                           Apr 25      Apr 26
                                                            1997        1996
                                                          --------    --------

Cash flows from operating activities:
   Net earnings                                           $   771     $ 1,686
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
         Depreciation and amortization                      1,666       1,483
         Change in operating assets and liabilities        (2,076)      1,127
         Other                                                130        (213)
                                                          -------     -------
   Total adjustments                                         (280)      2,397
                                                          -------     -------
   Net cash provided by operating activities                  491       4,083
                                                          -------     -------

Cash flows from investing activities:
   Proceeds from sale of available-for-sale securities      1,348         155
   Proceeds from maturity of available-for-sale securities    871          --
   Proceeds from maturity of held-to-maturity securities      770       4,779
   Proceeds from sale of property, plant, and equipment       215         158
   Purchase of available-for-sale securities                 (491)     (6,464)
   Purchase of held-to-maturity securities                    --         (475)
   Purchase of property, plant, and equipment                (937)       (668)
   Disbursements for issuance of notes receivable            (100)         --
   Purchase of Suprex assets                               (2,624)         --
   Other                                                     (682)       (274)
                                                          -------     -------
   Net cash used in investing activities                   (1,630)     (2,789)
                                                          -------     -------

Cash flows from financing activities:
   Cash dividends paid                                       (803)       (803)
                                                          -------     -------
   Net cash used in financing activities                     (803)       (803)
                                                          -------     -------

Cash and cash equivalents:
   Net increase (decrease)                                 (1,942)        491
   Balance at beginning of year                             4,420       4,063
                                                          -------     -------
   Balance at end of period                               $ 2,478     $ 4,554
                                                          -------     -------
                                                          -------     -------


During the nine months ended April 25, 1997 and April 26, 1996, the Company made income tax payments and received income tax refunds of approximately $426,000 and $158,000, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           ISCO, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Columnar amounts in thousands)

                                April 25, 1997

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

Note 3: Inventories are valued at the lower of cost or market, principally on the last-in, first-out (LIFO) basis. The composition of inventories is as follows:

                                     Apr 25, 1997      Jul 26, 1996
                                     ------------      ------------
   Raw materials                        $3,149             $2,049
   Work-in-process                       2,873              1,935
   Finished goods                        1,719              1,359
                                        ------             ------
                                        $7,741             $5,343
                                        ------             ------
                                        ------             ------

Had inventories been valued on the first-in, first-out (FIFO) basis, they would have been approximately $1,391,000 and $1,275,000 higher than reported on the LIFO basis at April 25, 1997 and July 26, 1996, respectively.

Note 4: On May 15, 1997, the Board of Directors declared a quarterly cash dividend of $.05 per share, payable July 1, 1997 to shareholders of record on June 13, 1997.

Note 5: In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share which specifies the computation, presentation and disclosure requirements for earnings per share. The objective of the statement is to simplify the computation of earnings per share. The impact on the Company's earnings per share is not materially different than earnings per share determined in accordance with current guidance. SFAS No. 128 is applicable for fiscal years ending after December 15, 1997.

Note 6: On August 21, 1996, Isco acquired substantially all of the assets and assumed selected liabilities of Suprex Corporation, a Pennsylvania corporation, located in Pittsburgh, Pennsylvania. Suprex manufactured a variety of supercritical fluid extraction (SFE) products, principally for use in the food products industry. The Company has integrated the Suprex SFE products with its existing line. The transaction was accounted for as a purchase.

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


The following unaudited pro forma financial information sets forth the results of operations of Isco, Inc. as if the acquisition of Suprex had occurred on July 29, 1995:

     Pro forma financial information
     (unaudited)


                               Three months ended   Nine months ended
                                -----------------   ------------------
                                4/25/97   4/26/96   4/25/97    4/26/96
                                -------   -------   -------   --------
Net sales                       $10,282   $10,269   $29,353   $32,558
Net earnings                        463       104       771       883
Net earnings per share             $.09      $.02      $.14      $.16
Weighted average number of
  shares outstanding              5,357     5,352     5,356     5,352

Item 2.                  MANAGEMENT'S DISCUSSION AND ANALYSIS
                           (Columnar amounts in thousands)

SALES ANALYSIS AND REVIEW.

Sales for the three-month and nine-month periods ended April 25, 1997, were up five percent and flat, respectively, when compared with the same periods last year. Sales of the Company's core products (wastewater samplers, flow meters, and chromatography products) were down one percent for the three months. For the same period, sales of the other products such as supercritical fluid extraction (SFE) products, syringe pumps, and total organic carbon (TOC) analyzer products increased 38 percent. For the nine months, sales of the core products declined two percent. For the same period, sales of the other products were up seven percent.

Domestic sales of the core products increased four percent for the three months and nine months when compared with the same periods last year. For the same periods, international sales of the core products declined 16 percent and 20 percent, respectively.

Domestic sales of the other products increased 11 percent and declined 14 percent, respectively, for the three months and nine months when compared with the same periods last year. For the same periods, international sales of the other products increased 80 percent and 39 percent, respectively.

Net orders of $10.6 and $31.2 million received during the three months and nine months of fiscal 1997 were eight percent and seven percent higher, respectively, when compared with the same periods last year. The Company's order backlog, at the close of the third quarter, was $4.2 million, an increase of 66 percent from the beginning of the fiscal year. The rate of incoming orders, since the end of the quarter, has continued to be strong.

OPERATING INCOME ANALYSIS AND REVIEW.

The Company had operating income of $239,000 and an operating loss of $223,000, respectively, for the three months and nine months ended April 25, 1997 which compares with operating income of $353,000 and $1,094,000 for the same periods one year ago. Year-to-year, the gross margin percentage for the quarter improved from 55.8 percent to 58.9 percent and for the nine months it improved slightly from 55.6 percent to 56.3 percent.

Research and engineering expenses for the nine months were below the same period last year. This reduction is primarily the result of reduced salaries and subcontracted services which exceeded the $170,000 of transition expenses and amortization of intangibles arising out of the Suprex acquisition.

For the same nine-month periods, selling expenses were nearly $960,000 higher. The increase included $320,000 of transition expenses and amortization of intangibles related to the Suprex acquisition which were allocated to sales. Increases in the following categories accounted for most of the remaining $640,000: travel, exhibition, and promotional expenses; communication and mailing expenses; expenditures for consulting and subcontracted services; temporary help; and the costs associated with managing the Company's distribution channels along with commissions earned by the manufacturers' representatives from increased sales.

Since the consolidation of the Company's two operating divisions late last fiscal year, management has been focusing on making a successful and expeditious transition to a unified organization. In that effort, management has enlisted external resources to assist in the training of its management staff, selection of new enterprise resource planning (ERP) software to support its restructured business processes, and planning the expansion of the Company's facilities. These activities along with the $230,000, allocated to general and administrative, of transition expenses and the amortization of intangibles arising out of the Suprex acquisition have been the primary drivers in the increase in general and administrative expenses during the first nine months of fiscal 1997. Approximately $75,000 of bad debt expense was incurred as a result of the failure of two international distributors to fulfill their financial obligations.

As reported three months ago, the Company will not realize fully the anticipated benefits of restructuring the Company because personnel reductions in customer service and product development were too aggressive and some positions which were eliminated have been re-instated.

RESULTS OF OPERATIONS.

The following table sets forth, for the three-month and nine-month periods indicated, the percentages which certain components of the Condensed Consolidated Statements of Earnings bear to net sales and the percentage of change of such components (based on actual dollars) compared with the same periods of the prior year.


                             Three months ended            Nine months ended
                        ---------------------------   --------------------------
                        4/25/97   4/26/96    Change   4/25/97   4/26/96   Change
                        -------   -------    ------   -------   -------   ------

Net sales                100.0     100.0       5.1     100.0     100.0    (0.4)
Cost of sales             41.1      44.2      (2.1)     43.7      44.4    (2.0)
                         -----     -----     -----     -----     -----
                          58.9      55.8      10.9      56.3      55.6     0.9
                         -----     -----               -----     -----   -----
Expenses:
 Selling, general,
  & administrative        46.0      40.6      18.9      45.9      40.3    13.5
 Research
  & engineering           10.6      11.6      (3.9)     11.2      11.6    (4.3)
                         -----     -----               -----
                          56.6      52.2      13.8      57.1      51.9     9.5
                         -----     -----               -----     -----

Operating income(loss)     2.3       3.6     (32.3)     (0.8)      3.7      --

Non-operating
 income                    3.1       5.0     (35.2)      3.7       4.1   (10.4)
                         -----     -----               -----     -----

Earnings before
 income taxes              5.4       8.6     (34.0)      2.9       7.8   (62.4)

Income taxes               0.9       2.6     (63.9)      0.3       2.1   (84.4)
                         -----     -----               -----     -----

Net earnings               4.5       6.0     (21.2)      2.6       5.7   (54.2)
                         -----     -----               -----     -----
                         -----     -----               -----     -----



The underlying reasons for the changes in operating results were discussed in the previous section. The Company continues to generate a significant amount of tax-exempt income. This tax-exempt income combined with the lower net income before taxes in fiscal 1997 is the major reason for the lower income tax provision when compared with fiscal 1996.

FINANCIAL CONDITION AND LIQUIDITY.

At April 25, 1997, the Company's working capital was nearly $20 million. On that date the current ratio was 6.1:1 compared with 5.4:1 at the end of fiscal 1996. During the nine months of fiscal 1997, the Company liquidated a portion of its cash equivalents to complete the Suprex transaction. In addition, a portion of its other investments was liquidated to acquire computer hardware along with engineering software and acquire additional inventory in anticipation of improved customer demand for products. It is anticipated that additional investments will be liquidated to acquire the ERP software discussed in a previous section of this report.

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

                        PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.
     (a) Exhibits:
         11 - Computation of earnings per share for the three months and nine months ended April 25, 1997 and April 26, 1996.

         27 - Financial Data Schedule.


SIGNATURES.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ISCO, INC.


                                 BY /s/ Robert W. Allington
                                    ----------------------------
                                    Robert W. Allington, Chairman



                                BY /s/ Philip M. Wittig
                                   ----------------------------
                                   Philip M. Wittig, Treasurer
                                   and Chief Financial Officer



Date:  June 4, 1997