Form 10-K
period 1997-07-25
ISCO INC
filed 1997-10-23
CIK 773730

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

     For the fiscal year ended July 25, 1997

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

     Commission File No 0-14429

                                  Isco, Inc.
             ----------------------------------------------------
            (Exact name of Registrant as specified in its charter)

             Nebraska                                  47-0461807
      ----------------------               ----------------------------------
     (State of incorporation)             (I.R.S. Employer Identification No.)

     4700 Superior Street, Lincoln, Nebraska                   68504-1398
     ---------------------------------------                   ----------
     (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (402) 464-0231
                                                      -------------

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

As of September 26, 1997, 5,672,092 shares of Common Stock of Isco, Inc., were outstanding and the aggregate market value of such Common Stock held by nonaffiliates was approximately $23,952,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for Annual Meeting of Shareholders to be held December 11, 1997 - Part III.

                                    PART I

ITEM 1. BUSINESS.
----------------

GENERAL

Isco, Inc. was founded as a Nebraska corporation in 1959 under the name Instrumentation Specialties Company, Inc. The Company designs, manufactures, and markets products worldwide which are used by industry and government to monitor compliance with water quality regulations and are used in a variety of research and testing laboratories and by industry to monitor product quality.

The Company's founder, Robert W. Allington, has been the controlling shareholder, chairman of the board, and chief executive officer since inception, and president until October 6, 1995. Douglas M. Grant has been president and chief operating officer of the Company since October 6, 1995.

The Company's principal offices are located at 4700 Superior Street, Lincoln, Nebraska 68504-1398, and its telephone number is (402)464-0231. As used herein, "Company" or "Isco" refers to Isco, Inc., and its subsidiaries, unless the context otherwise requires.

In July 1996, after operating for many years with two divisions, the Company merged the divisions into one operating unit. The merger included the consolidation of the management of the functional activities of the Company.

During fiscal year 1997, the Company acquired substantially all of the assets and assumed selected liabilities of Suprex Corporation, Pittsburgh, Pennsylvania. The Company integrated all of the operational activities into its Lincoln, Nebraska, operations during the fiscal year. Suprex was a significant producer of supercritical fluid extraction (SFE) products with a major focus in the food industry. Leading food producers are incorporating the SFE technology into their production processes in order to ensure that high quality food is produced. Combining the Suprex and Isco SFE product lines has strengthened the Company's market position in SFE.

RECENT DEVELOPMENTS

Subsequent to the close of fiscal year 1997, the Company acquired the remaining equity of Geomation, Inc., Golden, Colorado. Geomation designs, manufactures, and markets measurement and control systems for the geotechnical and environmental markets. More than 70 percent of its sales are in dam monitoring applications. Geomation's technology and expertise in field data collection and transmission are capabilities which are increasingly being required by Isco's wastewater and flow meter customers. Geomation will continue its operations in Golden, Colorado as a subsidiary of Isco.

PRODUCTS AND APPLICATIONS

The contribution made by the Company's core products to its net sales for fiscal 1997, 1996, and 1995, respectively, is as follows: wastewater samplers 34, 35, and 34 percent; open channel flow meters 20, 19, and 20 percent; and liquid chromatography 12, 14, and 12 percent.

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

Other products which management believes will contribute to the Company's future success include: SFE products, total organic carbon (TOC) analyzers, syringe pumps, and closed pipe flow meters. SFE is a safe, cost-effective, environmentally friendly, and time saving technique used to separate selected chemical compounds (target analytes) from complex sample matrices. The Company's food, agri-products, and plastics producing customers use SFE to assure their products are maintained at a specified level of quality. TOC measurement is an excellent overall indicator of water quality, and is becoming a method of choice for continuous on-line screening for the presence of a variety of organic compounds, without having to test for each substance individually and without waiting up to five days for test results. The Company's wastewater treatment customers use TOC analyzers to monitor continuously the treatment process to ensure that it is proceeding within established parameters. The Company's syringe pumps are used for specialized applications in the petroleum and chemical industries, for pumping supercritical fluids, and in the analytical chemistry laboratory where high accuracy at high pressures are required. The Company, at the beginning of fiscal 1997, introduced a line of electro-magnetic closed pipe flow meters which management believes will be a cost-effective alternative to existing magnetic and other closed pipe flow meters.

The U.S. price range of the Company's individual products is: $1,500 to $20,000 for water quality monitoring instruments and $300 to $20,000 for separation instruments. The price for a complete SFE system can exceed $75,000.

MARKETING AND SALES

During fiscal 1997, the Company's products were sold to approximately 11,000 domestic accounts. These accounts included a wide variety of commercial and industrial enterprises, municipalities in all 50 states, and governmental organizations.

In the United States, independent manufacturers' representative organizations handle the solicitation of orders and direct sales of water quality monitoring products. Domestic selling activities for chemical separation instruments are conducted by direct company sales representatives assigned to specific products and located in major domestic market areas for those products. The manufacturers' representatives and company sales representatives are supported with promotional programs, advertising, applications specialists, applications bulletins, technical literature, and applications seminars.

The Company's international sales constituted 26, 27, and 22 percent of the Company's sales during fiscal 1997, 1996, and 1995, respectively. The
Company has not been adversely affected by foreign currency fluctuations because all of its international sales are denominated in United States Dollars. Products are not stocked outside the United States but are delivered from the Company's inventory in Lincoln, Nebraska. To aid international sales, the Company offers wastewater samplers and flow meters in French, German, and Spanish language versions, with results displayed in metric units.

Isco's international sales are made primarily by independent dealers operating in various countries around the world. The staff of Isco Instruments (Europe) AG, a wholly owned subsidiary, manages and promotes the sale of the Company's environmental products through Isco's independent dealers in Europe and the Middle East. The independent dealers in the other countries are managed by sales management currently residing in Lincoln. The Company has an applications laboratory and a sales manager in the United Kingdom to support its separation instrument sales effort in Europe and the Middle East.

CUSTOMERS

The Company has a broad customer base. Currently no single customer, including any OEM customer, accounts for more than three percent of its sales.

PRODUCT WARRANTY

Isco warrants its products for one year against defective materials and workmanship. The Company's warranty claims have not been material in the past. Further, it is anticipated that the Company's warranty claims will not be material in the future since it emphasizes quality-based design practices and manufacturing processes for both its current and new products. The Company provides after sales factory service for most of the products it sells along with on-site services in the United States for automated SFE systems and the TOC analyzers. The Company has an extended warranty program available, which customers may purchase at the time they purchase a new instrument or while the instrument is under warranty.

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

The Company has several competitors manufacturing similar wastewater samplers. In the United States, the major competing company is American Sigma, Inc., owned by the Danaher Corporation. According to various sources, the Company believes it has approximately 40 percent of the domestic wastewater sampler market, with American Sigma, Inc., having approximately 30 percent. Other domestic competitors are small and offer little significant competition.

Significant competitors in Europe include: Buhler-Montec, recently acquired by Servomex plc; and Endress + Hauser Instruments, of Switzerland.

There are numerous suppliers in the domestic open channel flow meter market. Based upon market information developed from internal and external sources and analyzed by the Company, management believes the Company, along with Marsh-McBirney, Inc. and Milltronics, each hold approximately 20 to 25 percent of the United States open channel flow meter market. American Sigma, Inc. is believed to hold approximately 10 percent of the domestic market. Additional significant competitors in Europe include: Buhler-Montec, recently acquired by Servomex plc; and Endress + Hauser Instruments, of Switzerland.

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

With the acquisition of Suprex, the consolidated Isco/Suprex product line positioned the Company as the SFE equipment market leader with approximately 40 percent market share. Management estimates that its competitors, Hewlett-Packard Company, Applied Separations, Inc., and Leco Corporation each have a market share of less than 20 percent.

RESEARCH AND ENGINEERING

The Company commits significant resources to ongoing research and engineering activities. The Company's near-term goals are to focus these activities toward improving, enhancing, and expanding the market share of its existing product lines. Over the long-term, the Company is seeking new market applications for its products as well as exploring present and related markets which could utilize new products developed from the Company's expanding technology base. For fiscal years 1997, 1996, and 1995, the Company spent approximately $4,526,000 or 11 percent of sales, $4,775,000 or 12 percent of sales, and $4,468,000 or 11 percent of sales, respectively, on research and engineering.

PATENTS AND LICENSES

The Company believes it derives a competitive advantage from its patents. Therefore, the Company has a policy of obtaining patents wherever commercially feasible, as well as vigorously asserting and defending them. Company products are covered by 50 United States patents, 47 of which are owned by Isco, and 3 under which Isco is a licensee. There are also numerous corresponding patents issued by other countries. The Company-owned patents have been assigned to the Company by the inventor on a royalty-free basis. The Company currently has 29 patent applications pending at the United States Patent Office.

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

BACKLOG

On September 26, 1997, the Company's order backlog was $3,626,000, of which approximately 85 percent is scheduled for delivery prior to July 31, 1998, the close of the current fiscal year. A year earlier, on September 27, 1996, the order backlog was $3,283,000.

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

EMPLOYEES

On September 26, 1997, the Company had, worldwide, 423 employees of whom 213 were engaged in production, 64 in research and engineering, 95 in marketing and sales, and 51 in administration. None of the Company's employees are represented by a labor union and the Company has never experienced a work stoppage.

ITEM 2. PROPERTIES.
------------------

The facilities which house the Company's operations are owned and unencumbered. The buildings at 4700 Superior Street in Lincoln, Nebraska contain approximately 113,000 square feet of space and are located on approximately 30 acres. The building at 531 Westgate Boulevard in Lincoln, Nebraska contains approximately 156,000 square feet of space and is located on approximately 10 acres.

These facilities currently house the corporate, executive and administrative offices along with its sales, research, engineering, manufacturing, and maintenance activities. A 56,000 square foot expansion of the Superior Street facility is currently underway. The expansion and renovation of this facility along with the complete consolidation of operations are expected to be completed in fiscal 1999. When the consolidation is complete, steps will be taken for the disposition of the Westgate property.

The sales management function of the Swiss subsidiary is conducted from the residence of the manager. The Company's European SFE applications laboratory is located in space provided by the Company's dealer in Wales.

ITEM 3. LEGAL PROCEEDINGS.
-------------------------

There are no legal proceedings which, in the opinion of outside counsel, would have a material impact on either the financial condition or operating results of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-----------------------------------------------------------

During the fourth quarter of fiscal 1997, no issues were submitted to a vote of shareholders.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
--------------------------------------------------------------------------
MATTERS.
-------

Common stock data: On September 26, 1997 -- 5,672,092 shares outstanding and approximately 349 shareholders of record.

Market: Over-the-counter (NASDAQ/NMS).  Symbol: ISKO

Stock price: The high and low bid prices of the common stock and the cash dividends paid for each quarter during the last two fiscal years are shown below:

                           COMMON STOCK PRICE RANGE
                      ------------------------------------   CASH DIVIDENDS
                             1997               1996           PER SHARE
                      -----------------   ----------------   --------------
                        HIGH      LOW       HIGH      LOW      1997   1996
                        ----      ---       ----      ---      ----   ----

First quarter         $10.250    $9.625   $12.250   $10.125   $.05    $.05
Second quarter          9.250     8.500    10.875     8.000    .05     .05
Third quarter           9.000     7.750     9.750     8.000    .05     .05
Fourth quarter          9.000     7.750    13.000     9.000    .05     .05

------------------------------------------------------------------------------
Dividends: On August 21, 1997, the Board of Directors declared a quarterly cash dividend of $.05 per share, payable October 1, 1997 to shareholders of record on September 19, 1997.

ITEM 6. SELECTED FINANCIAL DATA.
-------------------------------

Amounts in thousands except per share data.

                                              FISCAL YEAR
                              --------------------------------------------
                              1997     1996      1995      1994      1993
                              ----     ----      ----      ----      ----

For the fiscal year:
Net sales                   $40,733   $39,981   $41,784   $38,706   $37,644
Gross margin                 22,760    22,191    24,606    22,971    22,490
Operating income(loss)**         12      (115)    3,708     3,760     3,255
Non-operating income          1,565     1,462     1,437     1,313     1,183
Income taxes                    251       360     1,571     1,594     1,244
Net earnings                  1,326       987     3,574     3,479     3,435

At fiscal year-end:
Current assets               28,958    21,414    25,292    25,946    23,686
Working capital              25,255    17,437    22,529    22,836    21,239
Total assets                 46,708    46,704    45,766    43,966    42,225
Long-term debt                    0         0         0         0         0
Shareholders' equity         42,480    42,002    42,002    39,745    38,592
Average shares
 outstanding*                 5,356     5,353     5,370     5,485     5,488

Per share data:
Net earnings per share*        $.25      $.18      $.67      $.63      $.63
Cash dividends per
 share (declared)*             $.20      $.20      $.20      $.19      $.17

------------------------------------------------------------------------------
Fiscal 1993 data includes a one-time increase in net earnings of approximately $241,000 or $.04 per share from the implementation of SFAS No. 109, "Accounting for Income Taxes".

*  Adjusted for a 15 percent stock dividend distributed on December 9, 1993.

** Fiscal 1996 includes restructuring charges of $1,752,000 associated with the consolidation of the divisions.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS.
-------------

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

SALES ANALYSIS AND REVIEW

1997 to 1996 Comparison

Fiscal 1997 sales of $40,733,000 were two percent above fiscal 1996 sales of $39,981,000. Compared with the previous year, sales of the Company's core products (wastewater samplers, open channel flow meters, and liquid chromatography products) were one percent higher. Sales of the other products such as supercritical fluid extraction (SFE) products, syringe pumps, and total organic carbon (TOC) analyzer products were six percent higher.

Domestic sales of the core products increased six percent over fiscal 1996 while international sales of those products declined 12 percent. Domestic sales of the other products declined six percent in fiscal 1997 while international sales of the other products increased 25 percent.

Net orders of $42,130,000 were received during fiscal 1997, an increase of nearly nine percent compared with fiscal 1996. International orders, primarily from Europe, were up 9.5 percent and domestic orders were 8.2 percent above the prior year. The July 25, 1997 order backlog was $3,828,000, up 50 percent from the beginning of the fiscal year. Initiatives that increased available sales management resources along with the investment in a higher level of applications support for environmental products contributed significantly to the growth of domestic and European orders received. Similar efforts are now being directed to the Asian Pacific Rim market and to the other product groups, including liquid chromatography.

1996 to 1995 Comparison

Fiscal 1996 sales of $39,981,000 were four percent below fiscal 1995 sales of $41,784,000. Compared with the previous year, sales of the Company's core products declined five percent, while sales of the other products declined two percent.

Fiscal 1996 domestic sales of the core products declined 12 percent when compared with 1995, while international sales of these products increased
26 percent. For the comparable periods, domestic sales of the other products increased one percent while international sales of these products declined nine percent.

Net orders of $38,818,000 were received during fiscal 1996, a decline of nearly seven percent compared with fiscal 1995. The July 26,1996 order backlog was $2,546,000, down 23 percent from the beginning of the fiscal year.

OPERATING INCOME ANALYSIS AND REVIEW

1997 to 1996 Comparison

Operating income for fiscal 1997 was $12,000 compared with an operating loss of $115,000 for fiscal 1996 which included a one-time restructuring charge of $1,752,000. The gross margin, as a percent of sales, improved slightly from
55.5 percent for fiscal 1996 to 55.9 percent for fiscal 1997. As a result of the July 1996 restructuring, indirect salaries and wages along with benefit expenses were reduced. Depreciation expense declined for the year due to certain facility improvements and several major pieces of equipment reaching the end of their depreciable lives. Overall, for fiscal 1997, indirect manufacturing expenses were reduced 13 percent.

Compared with fiscal 1996, aggregate operating expenses for fiscal 1997 increased $442,000. That increase includes $930,000 of transition and amortization expenses related to the Suprex acquisition completed during the year.

The majority of the growth in the selling expense portion of the selling, general and administrative (SG&A) expense category was the result of increased salaries and wages for additional staff to support new sales initiatives and provide a higher level of applications support for environmental products; exhibition, travel, marketing, and communication expenses; and commissions and dealer management expenses. The majority of the growth in general and administrative expenses was the result of increased consulting fees for business process improvement, the selection of enterprise resource planning (ERP) software, improved manufacturing processes, and more efficient building layout; company wide computer training; communication expense, and depreciation of the upgraded computer hardware.

The decline in engineering expenses, for fiscal 1997, was the result of decreased salaries and wages along with lower benefit expenses, and the completion in fiscal 1996 of an out-sourced development project. These savings were partially off-set by the increased consulting fees for training in computer-aided design (CAD) and consultation for product styling.

1996 to 1995 Comparison

The operating loss for fiscal 1996 was nearly $115,000 compared with operating income of $3,708,000 for fiscal 1995. The gross margin, as a percent of sales, declined from 58.9 percent in fiscal 1995 to 55.5 percent in fiscal 1996. Indirect manufacturing expenses, for fiscal 1996 declined five percent from the previous year.

Compared with fiscal 1995, aggregate operating expenses for fiscal 1996 increased $1,408,000. That increase included a one-time charge of $1,752,000 related to the restructuring of the Company during July 1996.

For fiscal 1996, the selling expense portion of the SG&A expense category declined with a majority of the decline coming from reduced expenditures for the management of rep/dealer organization, materials and supplies, and miscellaneous marketing programs. With respect to the general and administrative expenses, reductions in the Company's profit sharing contribution and professional fees were partially offset by increased salaries and wages and increased credit and collection expenses. The increase in engineering expenses was the result of increases in expenditures for subcontracted services, salaries and wages, and materials and supplies.

RESULTS OF OPERATIONS

The following table summarizes, for the three years indicated, the percentages which certain components of the Consolidated Statements of Earnings bear to net sales and the percentage change of such components (based on actual dollars) compared with the prior year.

                                                              Year-to-Year
                                                           Increase (Decrease)
                                     Year Ended            -------------------
                             --------------------------      1997      1996
                             Jul 25    Jul 26    Jul 28       vs.       vs.
                              1997      1996      1995       1996      1995
                             ------    ------    ------      ----      ----
Net sales                     100.0     100.0     100.0       1.9      (4.3)
Cost of sales                  44.1      44.5      41.1       1.0       3.6
                             ------    ------    ------
                               55.9      55.5      58.9       2.6      (9.8)
                             ------    ------    ------
Expenses:
Selling, general, and
  administrative               44.8      39.5      39.3      15.5      (4.0)
Research and engineering       11.1      11.9      10.7      (5.2)      6.9
Restructuring charges            --       4.4        --        --        --
                             ------    ------    ------
                               55.9      55.8      50.0       2.0       6.7
                             ------    ------    ------
Operating income (loss)          --       (.3)      8.9        --        --
Non-operating income            3.8       3.7       3.4       6.9       1.7
                             ------    ------    ------
Earnings before income taxes    3.8       3.4      12.3      17.0     (73.8)
Income taxes                     .6        .9       3.8     (30.3)    (77.1)
                             ------    ------    ------
Net earnings                    3.3       2.5       8.5      34.3     (72.4)
                             ======    ======    ======



1997 to 1996 Comparison

The Company's fiscal year 1997 effective income tax rate was 15.9 percent compared with 26.7 percent for the previous year. The decline in the current year's effective income tax rate was the result of minimal taxable income and a large amount of tax-exempt income. The fiscal year 1996 effective income tax rate includes the repayment of non-qualifying tax benefits (see following paragraph).

1996 to 1995 Comparison

The Company's fiscal year 1996 effective income tax rate was 26.7 percent compared with 30.5 percent for the previous year. The decline in the effective income tax rate was the result of lower taxable income relative to increased tax-exempt income. The effective income tax rate was also affected by the Company's decision to cancel its incentive tax contract with the State of Nebraska which required the repayment of approximately $89,000 of non-qualifying tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to be strong financially with no debt obligations. At July 25, 1997, working capital was $25,255,000 with a current ratio of 7.8:1.
At July 25, 1997, the Company had in place, with its commercial bank, an unused, unsecured $3 million line of credit.

With respect to cash flows, operating activities of the Company used $263,000 of cash during fiscal 1997 compared with fiscal 1996 when the Company's operating activities provided $5,324,000 of cash. Inventories grew over fiscal 1996 by $1,899,000 as a result of management's efforts to respond to the increased rate of incoming orders. Increased sales during the last part of the fourth quarter resulted in an increase in accounts receivable of $1,147,000.

The Company will have significant cash needs in fiscal 1998 as it completes the expansion and renovation of the Superior Street facility along with installing significantly more efficient production machinery. The expansion is expected to require $10 million to $11.25 million through the second quarter of fiscal 1999 when the renovation is completed. The acquisition and installation of the ERP system is expected to require approximately $1.7 million. Additional cash needs will arise out of the recent acquisition of Geomation, Inc. and other opportunities which have recently presented themselves. Depending upon the timing of specific cash requirements, the Company may need to use its bank line of credit.

RECENT DEVELOPMENTS

On September 17, 1997, the Company acquired the remaining equity of Geomation, Inc. The acquisition required approximately $929,000 in cash and the issuance of 318,853 shares of the Company's common stock. The transaction also included an earn-out provision which, depending upon the performance of Geomation through July 1998, may require the payment of up to approximately $250,000 of additional cash and the issuance of additional shares of the Company's common stock with a market value of up to approximately $750,000. Depending upon the performance of Geomation and the amortization of intangibles resulting from the acquisition, management expects the Company will experience some dilution of earnings during the next several years.

FACTORS AFFECTING FUTURE RESULTS

Factors which management believes may affect the future financial performance of the Company include but are not limited to: the successful implementation of manufacturing and business processes which will reduce costs and improve efficiency; the investment in engineering and marketing activities which lead to improved sales growth; the successful integration of acquisitions into the Company's operations; dealing with the external regulatory influences on the Company's primary markets; and the effect on the competitive environment resulting in the consolidation of companies within the instrumentation industry.


During fiscal 1997, the Company invested in initiatives which, when fully implemented, are expected to improve the effectiveness and efficiency of its business and manufacturing processes. The investment in these initiatives will continue during fiscal 1998, with the benefits of successful implementation to be realized fully in the fiscal years beginning in 1999.

The Company will continue to invest approximately 10 percent of sales in product development. Management will direct these efforts to those projects which it believes will contribute significantly to profitable sales growth. Management must also develop the marketing strategies which will focus energy and resources in those areas which will assist in growing sales profitably and thereby diluting the fixed cost structure of the Company.

The Company continues to actively pursue the acquisition of companies and product lines which will compliment its existing product lines. The recent acquisition of Geomation, Inc. provides the Company with access to field data collection and transmission technology and expertise. It is management's expectation that this technology can be adapted to meet the needs of the Company's sampler and flow meter customers. Management expects the adaptation to be completed in fiscal 1999.

Approximately 65 percent of the Company's sales are to the environmental market. This is a regulation driven market which is strongly influenced by both the perceived attitude and actions of the various governmental agencies in the promulgation and the enforcement of environmental regulations. The effects of the regulatory climate on the market are outside the Company's ability to control and, for any given period, may be either a positive or negative factor on the Company's performance.

As in many industries, consolidation of companies within the Company's market is an on-going trend. As a result, the Company is dealing with the effects of larger and well financed competitors who also have the organizational resources to compete aggressively in the global market place.

INFLATION

The effect of inflation on the costs of the Company and its ability to pass on cost increases in the form of increased selling prices is dependent upon market conditions and its competitive environment. Inflation in the domestic economy has been relatively low for the past three years and has not had a significant impact on the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Independent Auditors' Report

Board of Directors and Shareholders
Isco, Inc.

We have audited the accompanying consolidated balance sheets of Isco, Inc. and subsidiaries as of July 25, 1997 and July 26, 1996, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended July 25, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14.a.2. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Isco, Inc. and subsidiaries as of July 25, 1997 and July 26, 1996, and the results of their operations and their cash flows for each of the three years in the period ended July 25, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for the impairment of long lived assets in fiscal 1996.

Deloitte & Touche LLP




Lincoln, Nebraska
September 26, 1997

                           ISCO, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                  (amounts in thousands, except per share data)


                                                          Year Ended
                                               --------------------------------
                                                July 25     July 26     July 28
                                                  1997        1996        1995
                                                -------     -------     -------
Net sales                                       $40,733     $39,981     $41,784
Cost of sales                                    17,973      17,790      17,178
                                                -------     -------     -------
                                                 22,760      22,191      24,606
                                                -------     -------     -------
Expenses:
  Selling, general, and administrative           18,222      15,779      16,430
  Research and engineering                        4,526       4,775       4,468
  Restructuring charges (Note K)                     --       1,752          --
                                                -------     -------     -------
                                                 22,748      22,306      20,898
                                                -------     -------     -------
Operating income(loss)                               12        (115)      3,708
                                                -------     -------     -------
Non-operating income:
  Investment income                                 930       1,088         938
  Other                                             635         374         499
                                                -------     -------     -------
                                                  1,565       1,462       1,437
                                                -------     -------     -------
Earnings before income taxes                      1,577       1,347       5,145

Income taxes (Note G)                               251         360       1,571
                                                -------     -------     -------
Net earnings                                   $  1,326      $  987    $  3,574
                                               ========     =======    ========
Net earnings per share                             $.25        $.18        $.67
                                                   ====        ====        ====
Weighted average number of shares outstanding     5,356       5,353       5,370
                                               ========      ======     =======

The accompanying notes are an integral part of the consolidated financial statements.

                            ISCO, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS
                          (Columnar amounts in thousands)

                                                          July 25      July 26
                                                            1997         1996
Assets                                                 -----------    --------

Current assets:
  Cash and cash equivalents                              $  1,810     $  4,420
  Short-term investments (Note B)                           8,813        2,749
  Accounts receivable, trade, net of
          allowance for doubtful accounts
          of $82,320 and $72,027                            8,456        7,131
  Inventories (Note C)                                      8,005        5,343
  Refundable income taxes                                      69           26
  Deferred income taxes (Note G)                              481          776
  Other current assets                                      1,324          969
                                                          -------      -------
               Total current assets                        28,958       21,414

Property, plant, and equipment (Note D)                     7,144        7,075

Long-term investments (Note B)                              6,602       16,035

Other assets (Note E)                                       4,004        2,180
                                                          -------      -------
               Total assets                               $46,708      $46,704
                                                          =======      =======
Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable                                    $  1,325       $  862
     Accrued expenses (Note F)                              2,321        2,943
     Income taxes payable                                      57          172
                                                          -------      -------
               Total current liabilities                    3,703        3,977
                                                          -------      -------
Deferred income taxes (Note G)                                525          725

Commitments and contingencies (Note P)

Shareholders' equity (Note I):
     Preferred stock, $.10 par value, authorized
          5,000,000 shares; issued none
     Common stock, $.10 par value, authorized
          15,000,000 shares; issued 5,978,538 shares          598          598
     Additional paid-in capital                            36,846       36,838
     Retained earnings                                      6,683        6,428
     Net unrealized gain(loss) on
          available-for-sale securities                        14         (198)
                                                          -------      -------
                                                           44,141       43,666
     Less treasury stock, at cost, 625,299
          and 626,607 shares                                1,661        1,664
                                                          -------      -------
               Total shareholders' equity                  42,480       42,002
                                                          -------      -------
Total liabilities and shareholders' equity                $46,708      $46,704
                                                          =======      =======


The accompanying notes are an integral part of the consolidated financial statements.

                         ISCO, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            (Amounts in thousands, except share and per share data)

                                                                                               NET
                                                                                            UNREALIZED
                                                                                            GAIN (LOSS)
                                              COMMON STOCK        ADDITIONAL               ON AVAILABLE-       TREASURY STOCK
                                          ---------------------     PAID-IN     RETAINED     FOR-SALE       --------------------
                                          SHARES         AMOUNT     CAPITAL     EARNINGS    SECURITIES      SHARES        AMOUNT
                                          ------         ------   ----------    --------   -------------    ------        ------
Balance, July 29, 1994                   5,978,538         $598     $36,838      $4,011        $(291)      600,607       $(1,411)
Net earnings                                    --           --          --       3,574           --            --            --
Cash dividends ($0.20 per share)                --           --          --      (1,074)          --            --            --
Purchase of stock                               --           --          --          --           --        26,000          (253)
Net change in net unrealized
          gain (loss) on available-
          for-sale securities                   --           --          --          --           10            --          --
                                         ---------         ----     -------      ------        -----       -------       -------
Balance, July 28, 1995                   5,978,538         $598     $36,838      $6,511        $(281)      626,607       $(1,664)
Net earnings                                    --           --          --         987           --            --            --
Cash dividends ($0.20 per share)                --           --          --      (1,070)          --            --            --
Net change in net unrealized
          gain (loss) on available-
          for-sale securities                   --           --          --          --           83            --          --
                                         ---------         ----     -------      ------        -----       -------       -------
Balance, July 26, 1996                   5,978,538         $598     $36,838      $6,428        $(198)      626,607       $(1,664)
Net earnings                                    --           --          --       1,326           --            --           --
Issuance of Stock                               --           --           8          --           --        (1,308)            3
Cash dividends ($0.20 per share)                --           --          --      (1,071)          --            --           --
Net change in net unrealized
          gain (loss) on available-
          for-sale securities                  --           --          --          --           212            --           --
                                         ---------         ----     -------      ------        -----       -------       -------
Balance, July 25, 1997                   5,978,538         $598     $36,846      $6,683        $  14       625,299       $(1,661)
                                         =========         ====     =======      ======        =====       =======       =======

The accompanying notes are an integral part of the consolidated financial statements.

                          ISCO, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (columnar amounts in thousands)

                                                                  YEAR ENDED
                                                       ----------------------------------
                                                       JULY 25      JULY 26       JULY 28
                                                         1997         1996          1995
                                                       -------      -------       -------
Cash flows from operating activities:
  Net earnings                                         $ 1,326      $   987       $ 3,574
  Adjustments to reconcile net earnings to
    net cash flows from
    operating activities:
  Depreciation and amortization                          2,234        1,931         2,102
  Deferred income taxes                                    (32)        (543)           --
    (Gain) loss on sale of investments                      86           (6)           (7)
    Gain on sale of property, plant, and
      equipment                                           (268)        (193)         (147)
    Provision for doubtful accounts                        126           81            20
    Loss on impairment of assets                            --          500            --
    Change in operating assets and liabilities:
    Accounts receivable, trade-(increase)               (1,147)        (262)         (864)
    Inventories-(increase) decrease                     (1,899)       1,469        (1,538)
    Refundable income taxes-(increase) decrease            (42)         446          (472)
    Other current assets-(increase) decrease               207         (414)         (128)
    Accounts payable-increase (decrease)                    87          316           (65)
    Accrued expenses-increase (decrease)                  (733)         746          (144)
    Income taxes payable-increase (decrease)              (115)         152          (138)
    Other                                                  (93)         114            12
                                                       -------      -------       -------
 Total adjustments                                      (1,589)       4,337        (1,369)
                                                       -------      -------       -------
 Cash flows provided by (used for)
   operating activities                                   (263)       5,324         2,205
                                                       -------      -------       -------
Cash flows from investing activities:
 Proceeds from sale of available-for-sale
   securities                                            3,328           91            11
 Proceeds from maturity of available-for-
   sale securities                                          --          105             4
 Proceeds from maturity of held-to-maturity
   securities                                              770        6,261         6,079
 Proceeds from sale of property, plant, and
   equipment                                               340          225           178
 Purchase of available-for-sale securities                (556)      (8,371)         (290)
 Purchase of held-to-maturity securities                    --         (476)       (5,184)
 Purchase of property, plant, and equipment             (1,394)        (940)       (1,125)
 Disbursement for issuance of note receivable             (305)        (500)           --
 Purchase of Suprex assets                              (2,701)          --            --
 Other                                                    (758)        (292)         (171)
                                                       -------      -------       -------
 Cash flows used for investing activities               (1,276)      (3,897)         (498)
                                                       -------      -------       -------

                          ISCO, INC. AND SUBSIDIARIES

                        (columnar amounts in thousands)

                                                                  YEAR ENDED
                                                       ----------------------------------
                                                       JULY 25      JULY 26       JULY 28
                                                         1997         1996          1995
                                                       -------      -------       -------
Cash flows from financing activities:
    Cash dividends paid                                 (1,071)      (1,070)       (1,074)
    Purchase of stock                                       --           --          (253)
                                                       -------      -------       -------
    Cash flows used for financing activities            (1,071)      (1,070)       (1,327)
                                                       -------      -------       -------
Cash and cash equivalents:
    Net increase (decrease)                             (2,610)         357           380
    Balance at beginning of year                         4,420        4,063         3,683
                                                       -------      -------       -------
    Balance at end of year                             $ 1,810      $ 4,420       $ 4,063
                                                       =======      =======       =======

See Note L for supplemental cash flow information.

The accompanying notes are an integral part of the consolidated financial statements.

                           ISCO, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            Years ended July 25, 1997, July 26, 1996 and July 28, 1995
          (Columnar amounts in thousands, except share and per share data)


Note A. Summary of Significant Accounting Policies.

Description of Business--Isco, Inc. and its subsidiaries (the Company) designs, manufactures, and markets products worldwide which are used by industry and government to monitor compliance with water quality regulations and are used in a variety of research and testing laboratories and by industry to monitor product quality.

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

Use of Estimates--The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents--Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of three months or less.

Investments--The Company classifies investments into three categories accounted for as follows:

Debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sales securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, in a separate component of shareholders' equity. The Company held no trading securities during the periods reported and generally does not trade securities. Sales of available-for-sale securities are recognized using the first-in, first-out method.

Inventories--Inventories are valued at the lower of cost or market, principally on the last-in, first-out (LIFO) basis.

Long-Lived Assets--During fiscal 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 (SFAS No. 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 established accounting standards for the recognition and measurement of the impairment of long-lived assets, certain identifiable intangibles, and goodwill. The provisions of this statement require that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, the expected future cash flows (undiscounted and without interest charges) resulting from the use of the asset are estimated and an impairment loss is recognized if the sum of such cash flows is less than the carrying amount of the asset. Should such an assessment indicate that the value of a long-lived asset or goodwill is impaired, an impairment loss is recognized for the difference between the carrying value of the asset and its estimated fair value. As discussed in Note K, the adoption of this statement resulted in a pre-tax charge of $500,000 during fiscal 1996.

Property, Plant, and Equipment--Property, plant, and equipment are stated at historical costs. Depreciation is provided using the straight-line and declining balance methods over estimated useful asset lives of 10 to 35 years for buildings and improvements and 3 to 10 years for machinery and equipment.

Other Assets--Intangible assets are amortized on a straight-line basis over estimated useful lives of 3 to 20 years.

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

Net Earnings Per Share--Net earnings per share are based on the weighted average number of common and common equivalent shares outstanding. Dilutive common stock equivalents consist of shares issuable upon exercise of stock options. Fully diluted net earnings per share are not presented because they are not materially different from primary net earnings per share.

Reclassifications--Certain reclassifications have been made to the prior years' financial statements to conform to the current year's presentation.

Accounting Pronouncements: Statement of Financial Accounting Standards No. 128 "Earnings Per Share", Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", and Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information", have been issued by the Financial Accounting Standard Board. The Company does not expect the adoption of these statements to be material to the consolidated financial statements. Basic earnings per share will be equivalent to primary earnings per share for the years ended July 25, 1997, July 26, 1996, and July 28, 1995.

Note B. Investments.

As of July 25, 1997:
-------------------------------------------------------------------------------------------------------
                                                 GROSS         GROSS           FAIR
                               AMORTIZED      UNREALIZED     UNREALIZED        MARKET       CARRYING
                                 COST             GAINS        LOSSES          VALUE          VALUE
                               ---------      ----------     ----------        ------       --------
Short-term investments:
  Held-to-maturity
      securities:
    State and municipal
         securities             $   500          $ 1           $ --           $   501        $   500
   Available-for-sale
         securities:
    Mutual funds                  4,268           --            (64)            4,204          4,204
       State and municipal
         securities               4,092           17             --             4,109          4,109
                                -------          ---           ----           -------        -------
Total short-term
         investments              8,860           18            (64)            8,814          8,813
                                -------          ---           ----           -------        -------
Long-term investments:
   Held-to-maturity
         securities:
       State and municipal
         securities                 250           --             (1)              249            250
   Available-for-sale
         securities:
       State and municipal
         securities               6,026           43             --             6,069          6,069
       Preferred stock              258           25             --               283            283
                                -------          ---           ----           -------        -------
Total long-term
       investments                6,534           68             (1)            6,601          6,602
                                -------          ---           ----           -------        -------
                                $15,394          $86           $(65)          $15,415        $15,415
                                =======          ===           ====           =======        =======


As of July 26, 1996:
-------------------------------------------------------------------------------------------------------
                                                 GROSS         GROSS           FAIR
                               AMORTIZED      UNREALIZED     UNREALIZED        MARKET       CARRYING
                                 COST             GAINS        LOSSES          VALUE          VALUE
                               ---------      ----------     ----------        ------       --------
Short-term investments:
  Held-to-maturity
      securities:
    State and municipal
         securities             $   761          $ 2           $ --           $   763        $   761
   Available-for-sale
         securities:
       State and municipal
         securities               1,977           11             --             1,988          1,988
                                -------          ---           ----           -------        -------
Total short-term
         investments              2,738           13             --             2,751          2,749
                                -------          ---           ----           -------        -------
Long-term investments:
   Held-to-maturity
         securities:
       State and municipal
         securities                 750            3             --               753            750
   Available-for-sale
         securities:
       State and municipal
         securities              10,379           26             --            10,405         10,405
       Mutual funds               4,970           --            350             4,620          4,620
       Mortgage-backed
         securities                  28           --              4                24             24
       Preferred stock              236           --             --               236            236
                                -------          ---           ----           -------        -------
Total long-term
       investments               16,363           29            354            16,038         16,035
                                -------          ---           ----           -------        -------
                                $19,101          $42           $354           $18,789        $18,784
                                =======          ===           ====           =======        =======


The contractual maturities of securities range from less than one year to fifteen years. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Proceeds from sales of available-for-sale securities during fiscal years 1997, 1996, and 1995 were $3,328,000, $91,000, and $11,000, respectively. Gross gains of $0, $6,000, and $11,000 and gross losses of $86,000, $0, and $4,000 were recognized in fiscal 1997, 1996, and 1995, respectively.

Note C. Inventories.

                                                  1997           1996
                                                  ----           ----
Raw materials                                    $3,389         $2,049
Work-in-process                                   2,755          1,935
Finished goods                                    1,861          1,359
                                                 ------         ------
                                                 $8,005         $5,343
                                                 ======         ======

Had inventories been valued on the first-in, first-out (FIFO) basis, they would have been approximately $1,344,000 and $1,275,000 higher than reported on the LIFO basis at July 25, 1997 and July 26, 1996, respectively.


Note D. Property, Plant, and Equipment.

                                                  1997           1996
                                                  ----           ----

Land                                            $   762        $   762
Buildings and improvements                        8,368          8,364
Machinery and equipment                          14,767         13,086
Construction-in-progress                            469            128
                                                -------        -------
                                                 24,366         22,340
Less accumulated depreciation                    17,222         15,265
                                                -------        -------
                                                $ 7,144        $ 7,075
                                                =======        =======


Note E. Other Assets.

                                                  1997           1996
                                                  ----           ----

Investment in Geomation, Inc.                    $  480         $  387
Note Receivable - Geomation, Inc.                    --            500
Note Receivable - AMJ, Inc.                         241             --
Cash value of life insurance                        996            933
Intangibles, net of accumulated
  amortization of $1,174,000 and $557,000         2,247            360
Other                                                40             --
                                                 ------         ------
                                                 $4,004         $2,180
                                                 ======         ======


In September of 1993, the Company acquired, for $500,000, approximately 18 percent of the outstanding stock of Geomation, Inc., a manufacturer of data collection, management, and control systems used in the environmental and geotechnical industries. The Company's investment has been recorded using the equity method of accounting, because the Company exercises significant influence over the operating and financial policies of Geomation, Inc. The resulting goodwill of approximately $371,000 is being amortized over a period of 20 years. The amortization of goodwill and the Company's share of Geomation's earnings (losses) were approximately $19,000 and $112,000, respectively for fiscal 1997, and $19,000 and ($95,000), respectively for fiscal 1996. The Company acquired the remaining outstanding common stock of Geomation on September 17, 1997, as discussed in Note O. The Company's acquisition of Suprex, Inc. is discussed in Note N.

Note F. Accrued Expenses.
______________________________________________________________________________
                                                         1997            1996
                                                       _______________________

Salaries, wages, and commissions                       $1,063          $  829
Profit sharing contribution                               112              97
Vacation/personal time                                    569             519
Property, payroll, and sales tax                          343             200
Restructuring charges                                       6           1,119
Other                                                     228             179
                                                       ------          ------
                                                       $2,321          $2,943
                                                       ======          ======
______________________________________________________________________________

Note G. Income Taxes.

Income tax expense consists of:
______________________________________________________________________________

                                               1997          1996         1995
                                               ----          ----         ----
Federal:
  Current                                      $215         $ 618       $1,346
  Deferred                                      (58)         (468)          --
State:
  Current                                        58           276          216
  Deferred                                       26           (75)          --
Foreign:
  Current                                        10             9            9
                                               ----          ----         ----
                                               $251         $ 360       $1,571
                                               ====         =====       ======



The provision for income taxes is reconciled with the amount of income taxes computed at the federal statutory rate as follows:

                                               1997          1996         1995
                                               ----          ----         ----

Computed "expected" federal tax expense      $  536        $  458       $1,749
Alternative minimum tax                         181            --           --
State income taxes,
  net of federal tax benefit                     72            71          177
Foreign income taxes                             10             9            9
Exempt foreign sales
  corporation income                           (111)          (70)         (70)
Tax-exempt income                              (265)         (292)        (239)
Prior year's federal & state income
  tax adjustments                              (139)          166           19
Other                                           (33)           18          (74)
                                               ----          ----         ----
                                             $  251        $  360       $1,571
                                             ======        ======       ======

The July 25, 1997 and July 26, 1996 components of deferred income tax assets and liabilities resulting from temporary differences between financial and tax reporting are as follows:
______________________________________________________________________________

                                                     1997            1996
                                                   -------         -------
Deferred assets:
  Uniform capitalization of inventory costs        $  455           $ 338
  Securities valuations                                --             119
  Vacation/personal time                              158             139
  Restructuring charges                                 2             334
  Write-down of property                              189             189
  Capital loss carry forward                           51              38
  AMT credit carry forward                            181              --
  Reserve for doubtful accounts                        31              27
  Suprex intangibles                                  121              --
  Deferred warranty income                             16              15
  Organization expenses                                25              --
  Other                                                53              18
                                                   ------          ------
  Total deferred assets                             1,282           1,217
                                                   ------          ------

Deferred liabilities:
  Depreciation                                        872             908
  Prepaid expenses                                    264             138
  BETI contribution                                    92              74
  Securities valuations                                 8              --
  Other                                                90              46
                                                   ------          ------
  Total deferred liabilities                        1,326           1,166
                                                   ------          ------
Net deferred liabilities (assets)                   $  44          $  (51)
                                                   ======          ======
______________________________________________________________________________

At July 25, 1997, the Company had a net capital loss carry forward of approximately $135,000 of which $50,000 expires in fiscal year 2000 and $85,000 expires in fiscal year 2002.

Note H. Short-term Borrowing.

At July 25, 1997, the Company had available a $3,000,000 unsecured line of credit which expires December 31, 1997. The Company had no outstanding borrowings against its line of credit during the fiscal years ended July 25, 1997 and July 26, 1996.

Note I. Stock Option Plans.

Isco had three stock option plans in effect at July 25, 1997: the 1985 Incentive Stock Option Plan (1985 Plan), the 1996 Stock Option Plan (1996 Plan), and the 1996 Outside Directors' Stock Option Plan (1996 Directors' Plan). Under each of these plans, options may be granted only during the 10 years following the inception of the plan.

In July 1985, the Company adopted the 1985 Plan, which authorized the future issuance of up to 174,570 shares to officers and key employees. During fiscal 1997, the Company adopted the 1996 Plan, which authorized the future issuance of up to 250,000 shares to officers, key employees, and designated individuals. Under both plans, qualified options are to be granted at not less than 100 percent of the fair market value of the common stock when granted. The options are exercisable over a period not greater than 10 years from the date of grant. Generally, options become exercisable in ratable annual installments over the option term. The 1996 Plan also authorized the issuance of non-qualified options which may be granted at not less than 80 percent of the fair market value of the common stock when granted.

During fiscal 1997, the Company adopted the Directors' Deferred Compensation Plan, which authorized the future issuance of up to 100,000 shares to non-employee directors of the Company. The options are exercisable over a period not greater than ten years from the date of grant. The options are exercisable at the date of grant.

Stock option activity under the Plans is as follows:


__________________________________________________________________________________________________________________________________
                                                                        Incentive Stock Options
__________________________________________________________________________________________________________________________________
                                                   1985 Plan                   1996 Plan              1996 Directors' Plan
__________________________________________________________________________________________________________________________________
                                                Weighted Average            Weighted Average             Weighted Average
                                            Shares      Option Price      Shares      Option Price      Shares      Option Price
                                           -------      ------------      ------      ------------      ------      ------------
Outstanding at July 29, 1994               162,475          $12.29           --          $  --             --         $  --
Granted                                      4,400           10.13           --             --             --            --
Exercised                                       --              --           --             --             --            --
Canceled                                    (3,680)          13.04           --             --             --            --
                                           -------
Outstanding at July 28, 1995               163,195           12.22           --             --             --            --
Granted                                         --              --           --             --             --            --
Exercised                                       --              --           --             --             --            --
Canceled                                   (10,005)          13.04           --             --             --            --
                                           -------
Outstanding at July 26, 1996               153,190           12.16           --             --             --            --
Granted                                         --              --       10,000           8.13          4,000          9.63
Exercised                                       --              --           --             --             --            --
Canceled                                   (18,745)          13.04           --             --             --            --
                                           -------          ------       ------          -----          -----         -----
Outstanding at July 25, 1997               134,445          $12.04       10,000          $8.13          4,000         $9.63
                                           =======          ======       ======          =====          =====         =====
_________________________________________________________________________________________________________________________________


At July 25, 1997, 57,678 shares were exercisable at a weighted average option price of $11.79.

No compensation cost has been recorded relative to the employee option plans. The proforma effect on fiscal 1997 net earnings and earnings per share of accounting for stock-based compensation using the fair value method required by statement of Financial Accounting Standards No. 123 "Accounting for

Stock Based Compensation" is approximately $30,000 and $.01, respectively. The fair value for options granted under the 1996 Plan was estimated at the date of grant using the binomial option pricing model with the following assumptions: dividend yield of 2.5 percent, expected volatility of 30 percent; risk free interest rate of seven percent; and expected life of seven years.

Note J. Retirement Plan.

The Company has a defined contribution retirement plan covering its United States-based employees satisfying age and service requirements. The Company makes annual contributions to the plan of approximately 7% of defined pre-tax earnings. Company contributions to the plan are limited to 15% of aggregate compensation of the participants. The Company's contributions approximated $112,000, $97,000, and $383,000 for the fiscal years 1997, 1996, and 1995, respectively.

A 401(k) salary reduction feature is incorporated into the retirement plan. Under the terms of the plan, an employee may reduce his or her salary by up to 12%. The Company will match the reduction, up to 10%, with a 20% matching contribution. The combined amount is then contributed to the plan on behalf of the employee. During fiscal years 1997, 1996, and 1995, the Company made matching contributions under the 401(k) salary reduction feature of approximately $138,000, $148,000, and $140,000, respectively.

Note K. Restructuring Charges.

Operating expenses for the year ended July 26, 1996, include a pre-tax charge of $1,752,000 for the restructuring costs associated with the consolidation of the Company's two divisions and are comprised of the following:

_______________________________________________
                                         1996
                                        ------

Workforce reduction costs              $1,165
Write down of facility                    500
Other restructuring costs                  87
                                        ------
                                       $1,752
                                       =======
_______________________________________________

The restructuring resulted in the elimination of approximately 40 positions. The Company provided severance payments and outplacement services for the terminated employees with costs of approximately $877,000 and $212,000, respectively. Substantially all of the restructuring charges were paid in fiscal 1997.

As a result of the restructuring, one of its operating facilities will be sold. As required by SFAS No. 121, the value of the facility was reduced to its estimated fair value.


Note L. Supplemental Cash Flow Information.

During fiscal years 1997, 1996, and 1995, the Company made income tax payments of approximately $435,000, $305,000, and $2,184,000, respectively.

Note M. International sales.
______________________________________________________________________________
                                          1997           1996           1995
                                      ---------      ---------        ------
Europe                                $  5,180       $  5,075         $4,327
Asia                                     3,017          3,122          2,822
North America                            1,126          1,238          1,120
Other                                    1,059          1,228          1,103
                                      ---------      ---------        ------
                                       $10,382        $10,663         $9,372
                                      =========      =========        ======

Note N. Acquisitions.

On August 21, 1996, the Company acquired substantially all of the selected assets and assumed selected liabilities of Suprex Corporation (Suprex), a corporation located in Pittsburgh, Pennsylvania. The transaction was accounted for as a purchase. The assets acquired consist of certain accounts receivable, inventories, equipment and certain intangible assets which included customer lists, trade names, engineering drawings, and goodwill of Suprex.

The purchase price was comprised of the following consideration:
_________________________________________________
Amount paid to seller:
  Cash paid at close                      $2,600
  Additional paid at settlement              101

Liabilities assumed:
  Current liabilities                        499
                                          ------
Total consideration                       $3,200
                                          ======
_________________________________________________

_________________________________________________

The purchase price allocation is summarized as follows:
_________________________________________________
Current assets:
  Accounts receivable                      $  305
  Inventory                                   762

Property and equipment                        219

Other asset(1):
  Customer lists/trade names                  807
  Engineering drawings                        304
  Goodwill                                    803
                                           ------
                                           $3,200
                                           ======
_________________________________________________

(1)  The life of these intangibles ranges from 3 to 8 years.

The following unaudited pro forma financial information sets forth the results of operations of Isco, Inc. as if the acquisition of Suprex had occurred on July 29, 1995:

Pro forma financial information (unaudited)

______________________________________________________________________________
                                                   Twelve Months ended
                                                   -------------------
                                                    7/25/97    7/26/96
                                                    -------    -------
Net sales                                           $40,733    $43,669
Net earnings (loss)                                   1,326        (63)
Net earnings (loss) per share                          $.25      $(.01)
Weighted average number of shares outstanding         5,356      5,353
______________________________________________________________________________

Note O. Subsequent Event.

On September 17, 1997, the company acquired the remaining approximately 82 percent of Geomation, Inc., Golden, Colorado. The acquisition required approximately $929,000 in cash and the issuance of 318,853 shares of the Company's common stock. The transaction also included an earn-out provision, which depending upon the performance of Geomation through July 1998, may require the payment of up to approximately $250,000 of additional cash and the issuance of additional shares of the Company's common stock with a market value of up to approximately $750,000. The transaction will be accounted for as a purchase.

Note P. Commitments and contingencies.

Commitments--As of September 26, 1997, the Company has commitments totaling approximately $3.3 million relating to building expansion.

Other--In the normal course of business, the Company is involved in various legal actions. Management is of the opinion that none of these legal actions will materially affect the financial position of the Company.

Statements of Earnings by Quarter. (unaudited)
(Columnar amounts in thousands, except per share data)

                               First Quarter      Second Quarter     Third Quarter       Fourth Quarter
                             ---------------    ----------------    ---------------    -----------------
                              1997      1996      1997      1996     1997      1996      1997      1996
                             ------   ------    ------    ------    ------    -----    -------   -------
Net sales                    $9,224   $9,752    $9,846    $9,940    10,282   $9,781    $11,381   $10,509
Cost of sales                 4,156    4,307     4,448     4,467     4,228    4,320      5,141     4,697
                             ------   ------    ------    ------    ------    -----    -------   -------
                              5,068    5,445     5,398     5,473     6,054    5,461      6,240     5,812
                             ------   ------    ------    ------    ------    -----    -------   -------

Expenses:
   Selling, general and
     administrative           4,317    4,024     4,417     3,856     4,729    3,978      4,759     3,920
   Research and engineering   1,091    1,117     1,103     1,180     1,086    1,130      1,246     1,349
   Restructuring charges         --       --        --        --        --       --         --     1,752
                             ------   ------    ------    ------    ------    -----    -------   -------
                              5,408    5,141     5,520     5,036     5,815    5,108      6,005     7,021
                             ------   ------    ------    ------    ------    -----    -------   -------

Operating income (loss)        (340)     304      (122)      437       239      353        235    (1,209)

Non-operating income            367      364       410       368       315      486        473       244
                             ------   ------    ------    ------    ------    -----    -------   -------
Earnings (loss) before
   income taxes                  27      668       288       805       554      839        708      (965)
Income taxes (benefit)          (61)     190        69       185        91      251        152      (266)
                             ------   ------    ------    ------    ------    -----    -------   -------
Net earnings (loss)           $  88   $  478    $  219    $  620    $  463   $  588     $  556      (699)
                             ======   ======    ======    ======    ======   ======     ======   =======
Net earnings (loss)
   per share                   $.02     $.09      $.04      $.12      $.09     $.11       $.10     $(.13)
                             ======   ======    ======    ======    ======   ======     ======   =======

Weighted average shares
   outstanding                5,354    5,356     5,356     5,352     5,357    5,352      5,359     5,354
                             ------   ------    ------    ------    ------    -----    -------   -------


Quarterly per share amounts may not add to annual total due to rounding.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.
                                       31

                                     PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Incorporated by reference from the Isco, Inc., Proxy Statement for Annual Meeting of Shareholders to be held December 11, 1997, under the captions ELECTION OF DIRECTORS, LIST OF CURRENT EXECUTIVE OFFICERS OF THE COMPANY, and ADDITIONAL INFORMATION - Compliance with Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION.

Incorporated by reference from the Isco, Inc., Proxy Statement for Annual Meeting of Shareholders to be held December 11, 1997, under the caption EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Incorporated by reference from the Isco, Inc., Proxy Statement for Annual Meeting of Shareholders to be held December 11, 1997, under the captions GENERAL and ELECTION OF DIRECTORS.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                         page
a.   The following documents are filed as a part of this report:        number

   1. Financial Statements:

        Independent Auditors' Report                                      14
        Consolidated Statements of Earnings for fiscal years
          ended July 25, 1997, July 26, 1996, and July 28, 1995           15
        Consolidated Balance Sheets at July 25, 1997
          and July 26, 1996                                               16
        Consolidated Statements of Shareholders' Equity
          for fiscal years ended July 25, 1997, July 26, 1996,
          and July 28, 1995                                               17
        Consolidated Statements of Cash Flows for fiscal years
         ended July 25, 1997, July 26, 1996, and July 28, 1995            18
        Notes to Consolidated Financial Statements                        20

      Financial statements of the Registrant's subsidiaries are omitted because the Registrant is, primarily, an operating company and the subsidiaries are wholly-owned.

   2. Schedules:

      Valuation and Qualifying Accounts - Schedule II                     35

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (continued)

        Schedules other than those listed above are omitted for the reason that they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.

b.   Reports on Form 8-K filed for the three months ended July 25, 1997:

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

     (10) Material contracts:

            (iii)    (a)  1985 Incentive Stock Option Plan (Incorporated
                          by reference to Exhibit 10.1 (ii) of the Form S-1)

                     (b)  Directors' Deferred Compensation Plan
                          (Incorporated by reference to Registration
                          Statement of Form S-8, File No. 333-00421)         -


                     (c)  1996 Stock Option Plan (Incorporated by
                          reference to Registration Statement of
                          Form S-8, File No 333-16637)                       -

                     (d) 1996 Outside Directors' Stock Option Plan (Incorporated by reference to Registration
                          Statement of Form S-8, File No. 333-16637)          -

     (11) Computation of Net Earnings Per Share                              35

     (21) Registrant owns 100 percent of the outstanding capital
          stock of Isco Instruments (Europe) AG, a Swiss corporation.        -

          Registrant owns 100 percent of the outstanding capital
          stock of Isco, Ltd, a Barbados corporation,(incorporated
          August 3, 1992).                                                   36

     (23) Independent Auditors' Consent                                      36

     (27) Financial Data Schedule                                            37

     (99) Plan Year 1997 Financial Statements of the Isco, Inc.
          Retirement Plu$ Plan                                               38

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISCO, INC.


By: /s/ Robert W. Allington                 By: /s/ Philip M. Wittig
    -------------------------                   -------------------------
    Robert W. Allington,                    Philip M. Wittig
    Chief Executive Officer,                Treasurer, Chief Financial
    and Director                            Officer, and Director

Date: October 21, 1997                      Date: October 21, 1997


By: /s/ Douglas M. Grant                    By: /s/ Vicki L. Benne
    -------------------------                   -------------------------
    Douglas M. Grant,                       Vicki L. Benne, Controller
    President, Chief Operating
    Officer, and Director

Date: October 21, 1997                      Date: October 21, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Dale L. Young                       By: /s/ James L. Linderholm
    -------------------------                   -------------------------
    Dale L. Young, Secretary                    James L. Linderholm,
    and Director                                Director

Date: October 21, 1997                      Date: October 21, 1997


By: /s/ James L. Carrier                    By:
    -------------------------                   -------------------------
    James L. Carrier,                             John J. Brasch
    Director                                      Director


Date: October 21, 1997                      Date:

                   VALUATION AND QUALIFYING ACCOUNTS - SCHEDULE II
                             (Amounts in thousands)



                           Balance at    Charged to                   Balance
                           beginning      cost and     Amounts at      end of
                           of period      expenses     written-off    of period
                           ----------    -----------   -----------    ---------
Allowance for
 doubtful accounts:
Year ended July 25, 1997        $72         $126          $116            $82
Year ended July 26, 1996         74           81            83             72
Year ended July 28, 1995         62           20             8             74
______________________________________________________________________________