Form 10-Q
period 1997-10-24
ISCO INC
filed 1997-12-08
CIK 773730

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended October 24, 1997

                                                          OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from __________  to _________


                          Commission file number   0-14429
                                                   _______

                                   ISCO, INC.
            ______________________________________________________
            (Exact name of registrant as specified in its charter)


           NEBRASKA                                    47-0461807
     _______________________             ____________________________________
    (State of Incorporation)             (I.R.S. Employer Identification No.)

    4700 SUPERIOR STREET,  LINCOLN, NEBRASKA                68504-1398
    ________________________________________                __________
    (Address of principal executive offices)                (Zip Code)


                                    (402) 464-0231
                 ____________________________________________________
                 (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes /X/   No / /
                                        ___      ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 21, 1997:


COMMON STOCK, $0.10 PAR VALUE                        5,672,092
_____________________________                     ________________
            Class                                 Number of Shares

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


                             PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K:

        (a)  Exhibits:
             11 - Computation of earnings per share for the three
                  months ended October 24, 1997 and October 25, 1996.  10

             27 - Financial Data Schedule.                             11

        (b)  Reports Form 8-K                                           9

                             ISCO, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                     (Unaudited)


(Amounts in thousands, except per share data)

                                                 Three months ended
                                               -----------------------
                                                Oct 24         Oct 25
                                                 1997           1996
                                               -------         ------
Net sales                                      $11,500         $9,224
Cost of sales                                    4,834          4,156
                                               -------         ------
                                                 6,666          5,068
                                               -------         ------
Expenses:
   Selling, general, and administrative          4,853          4,317
   Research and engineering                      1,594          1,091
                                               -------         ------
                                                 6,447          5,408
                                               -------         ------

Operating income (loss)                            219           (340)

Non-operating income                               223            367
                                               -------         ------

Earnings before income taxes                       442             27

Income tax provision (benefit)                     150            (61)
                                               -------         ------

Net earnings                                   $   292         $   88
                                               =======         ======

Net earnings per share                            $.05           $.02
                                               =======         ======

Weighted average number of shares outstanding    5,497          5,354
                                               =======         ======

Cash dividend per share                           $.05           $.05
                                               =======         ======


The accompanying notes are an integral part of the condensed consolidated financial statements.

                              ISCO, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)



(Columnar amounts in thousands)

                                                                                    Oct 24         Jul 25
                                                                                     1997           1997
                                                                                  --------       --------
                                      ASSETS
Current assets:
     Cash and cash equivalents                                                    $  5,099       $  1,810
     Short-term investments                                                          8,696          8,813
     Accounts receivable - trade, net of allowance
      for doubtful accounts
          of $103,000 and $82,000                                                    9,016          8,456
     Inventories (Note 3)                                                            9,471          8,005
     Other current assets                                                            1,441          1,874
                                                                                  --------       --------

               Total current assets                                                 33,723         28,958

Property, plant, and equipment, net of accumulated depreciation
          of $17,838,000 and $17,222,000                                             7,887          7,144

Long-term investments                                                                2,221          6,602

Other assets                                                                         6,098          4,004
                                                                                  --------       --------

Total assets                                                                       $49,929        $46,708
                                                                                  ========       ========
                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                             $  1,405       $  1,325
     Other current liabilities                                                       2,912          2,378
                                                                                  --------       --------

               Total current liabilities                                             4,317          3,703

Deferred income taxes                                                                  470            525

Shareholders' equity (Note 4):
     Preferred stock, $.10 par value, authorized 5,000,000 shares; issued none
     Common stock, $.10 par value, authorized 15,000,000 shares; issued
          6,297,391 and 5,978,538 shares                                               630            598
     Additional paid-in capital                                                     39,458         36,846
     Retained earnings                                                               6,691          6,683
     Net unrealized holding gain on available-for-sale securities                       24             14
     Treasury stock, at cost, 625,299 shares                                        (1,661)        (1,661)
                                                                                  --------       --------

               Total shareholders' equity                                           45,142         42,480
                                                                                  --------       --------

Total liabilities and shareholders' equity                                         $49,929        $46,708
                                                                                  ========       ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                       ISCO, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)


(Columnar amounts in thousands)

                                                                                                Three months ended
                                                                                              ---------------------
                                                                                              Oct 24         Oct 25
                                                                                               1997            1996
                                                                                              -----           -----
Cash flows from operating activities:
     Net earnings                                                                          $   292         $      88
     Adjustments to reconcile net earnings to net cash provided by operating activities:
               Depreciation and amortization                                                   581               528
               Purchased R&D                                                                   302                --
               Change in operating assets and liabilities                                     (287)           (1,050)
               Other                                                                            47               192
                                                                                            ------           -------
     Total adjustments                                                                         643              (330)
                                                                                            ------           -------
     Cash flows provided by (used for) operating activities                                    935              (242)
                                                                                            ------           -------

Cash flows from investing activities:
     Proceeds from sale of available-for-sale securities                                     4,456               231
     Proceeds from maturity of available-for-sale securities                                    --               241
     Proceeds from maturity of held-to-maturity securities                                      --               270
     Proceeds from sale of property, plant, and equipment                                       41                53
     Purchase of available-for-sale securities                                                 (23)              (41)
     Purchase of property, plant, and equipment                                               (767)             (186)
     Disbursements for issuance of notes receivable                                             --              (100)
     Purchase of Suprex assets                                                                  --            (2,624)
     Purchase of Geomation - net of cash and cash equivalents acquired                        (760)               --
     Other                                                                                    (309)             (124)
                                                                                            ------           -------
     Cash flows provided by (used for) investing activities                                  2,638            (2,280)
                                                                                            ------           -------

Cash flows from financing activities:
     Cash dividends paid                                                                      (284)             (268)
                                                                                            ------           -------
     Cash flows used for financing activities                                                 (284)             (268)
                                                                                            ------           -------

Cash and cash equivalents:
     Net increase (decrease)                                                                 3,289            (2,790)
     Balance at beginning of year                                                            1,810             4,420
                                                                                            ------           -------
     Balance at end of period                                                               $5,099           $ 1,630
                                                                                            ======           =======


During the three months ended October 24, 1997 and October 25, 1996, the Company made income tax payments of approximately $1,000 and $135,835, respectively.


The accompanying notes are an integral part of the condensed consolidated financial statements.

                             ISCO, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Columnar amounts in thousands)

                                   October 24, 1997

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

While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in the Annual Report on Form 10K for the year ended July 25, 1997.

NOTE 2: Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

NOTE 3: Inventories are valued at the lower of cost or market, principally on the last-in, first-out (LIFO) basis. The composition of inventories is as follows:

         --------------------------------------------------------
                                      Oct 24, 1997   Jul 25, 1997
                                      ------------   ------------
         Raw materials                      $4,029         $3,389
         Work-in-process                     3,052          2,755
         Finished goods                      2,390          1,861
                                            ------         ------
                                            $9,471         $8,005
                                            ======         ======
         --------------------------------------------------------


Had inventories been valued on the first-in, first-out (FIFO) basis, they would have been approximately $1,397,000 and $1,344,000 higher than reported on the LIFO basis at October 24, 1997 and July 25, 1997, respectively.

NOTE 4: On November 20, 1997, the Board of Directors declared a quarterly cash dividend of $.05 per share, payable January 2, 1998 to shareholders of record on December 12, 1997.

NOTE 5: ACCOUNTING PRONOUNCEMENTS. Statement of Financial Accounting Standards No. 128 "Earnings Per Share", Statement of Financial Accounting standards No. 130 "Report Comprehensive Income", and Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information", have been issued by the Financial Accounting Standards Board. The Company does not expect the adoption of these statements to be material to the consolidated financial statements. Basic earnings per share will be equivalent to primary earnings per share for the periods ended October 24, 1997 and October 25, 1996.

NOTE 6: On September 17, 1997, the Company acquired the remaining approximately 82 percent of Geomation, Inc., Golden, Colorado. The acquisition required approximately $929,000 in cash and the issuance of 318,853 shares of the Company's common stock. The transaction also included an earn-out provision, which depending upon the performance of Geomation through July 1998, may require the payment of up to approximately $250,000 of additional cash and the issuance of additional shares of the Company's common stock with a market value of up to approximately $750,000. The transaction was accounted for as a purchase with resulting intangibles of approximately $2,093,000 being amortized over periods ranging from 3 to 15 years. The transaction also included approximately $302,000 of "purchased R&D" which was expensed in the first quarter.

The following unaudited pro forma financial information sets forth the results of operations of Isco, Inc. as if the acquisition of Geomation had occurred on July 27, 1996:

                      Pro forma financial information
     -------------------------------------------------------------
                                            Three months ended
                                          -----------------------
                                          10/24/97       10/25/96
                                          --------       --------
     Net sales                             $11,663         $9,895
     Net earnings(loss)                        532           (118)
     Net earnings(loss) per share             $.09         $(0.02)
     Weighted average number of
      shares outstanding                     5,686          5,680
     -------------------------------------------------------------
-------------------------------------------------------------------------------

ITEM 2.
                         MANAGEMENT'S DISCUSSION AND ANALYSIS

SALES ANALYSIS AND REVIEW.

First quarter sales, including approximately $331,000 of Geomation sales for the partial period, were $11,500,000, 25 percent above the same period last year. Sales of wastewater samplers, flow meters, and liquid chromatography products, the Company's core products, were up 16 percent compared with the same period last year. Sales of the Company's other products were up 56 percent compared with the same period last year. The other products include: supercritical fluid extraction and process monitoring products, syringe pumps, parts and service, and Geomation products.

The Company's first quarter domestic sales were up 15 percent compared with the same period last year. Without the Geomation sales, the Company's domestic sales for the comparable periods were up 12 percent. Sales of the core products increased eight percent, and sales of the other products also increased 50 percent.

The Company's first quarter international sales were 59 percent higher than the same period last year. Without the Geomation sales, the Company's international sales for the comparable periods were up 56 percent. These sales of the core products increased 55 percent, and sales of the other products also increased 68 percent.

Net orders of $10.9 million were received during the first quarter and were four percent higher than the same period last year. During the quarter, the order backlog was reduced by approximately 16 percent to $3.3 million.

OPERATING INCOME ANALYSIS AND REVIEW.

The Company had operating income of $219,000 for the first quarter of fiscal 1998 compared with an operating loss of $340,000 for the same period last year. The gross margin percentage improved from 55 percent for the first quarter last year to 58 percent for the recently completed first quarter. This improvement was due primarily to a higher level of manufacturing activity.

Selling, general, and administrative expenses increased $536,000 over the comparable period last year. The growth in selling expenses was primarily the result of: salaries and benefits for increased staff and related travel to better serve the customers; increased manufacturers' representative commissions driven by higher domestic sales; the planned increase in focused advertising; and amortization expense resulting from the Company's acquisition activity during the past year. In the general and administrative area, there was an increase in the accrual for the Company's profit sharing contribution driven by improved profitability, and higher continuing education expenses which were the result of the management's effort to upgrade the computer utilization skills of employees, company-wide, in anticipation of the implementation of an enterprise resource planning (ERP) system.

Engineering expenses when compared with the same period last year increased by $503,000, which includes approximately $302,000 of "purchased R&D" acquired in the Geomation transaction. The growth in engineering expenses is the result of management's focus on getting new products to market more rapidly and ensuring that the new products more adequately meet the needs of the customer. As a result, engineering staff was increased slightly and the use of outside professional services and consultants was also increased.

RESULTS OF OPERATIONS.

The following table sets forth, for the three-month period indicated, the percentages which certain components of the Condensed Consolidated Statements of Earnings bear to net sales and the percentage of change of such components (based on actual dollars) compared with the same period of the prior year.

                                               Three months ended
                                       -------------------------------------
                                                                     Percent
                                       10/24/97      10/25/96        Change
                                       --------      --------        -------
Net sales                               100.0          100.0          24.7
Cost of sales                            42.0           45.1          16.3
                                        -----          -----
                                         58.0           54.9          31.5
                                        -----          -----
Expenses:
  Selling, general, & administrative     42.2           46.8          12.4
  Research & engineering                 13.8           11.8          46.1
                                        -----          -----
                                         56.0           58.6          19.2
                                        -----          -----

Operating income(loss)                    2.0           (3.7)           --

Non-operating income                      1.9            4.0         (39.2)
                                        -----          -----

Earnings before income taxes              3.9             .3       1,537.0

Income tax provision (benefit)            1.3            (.7)           --
                                        -----          -----

Net earnings                              2.6            1.0         231.8
                                        =====          =====
-------------------------------------------------------------------------------

The underlying reasons for the changes in operating income were discussed in the previous section. The Company's investment income for the first quarter fiscal 1998 is lower than for the similar period last year due to the liquidation of investments to improve the Company's computer technology capabilities, the acquisition of Geomation, and the expansion of the Company's Superior Street facility. The effective income tax rate for the first quarter of fiscal 1998 was 33.9 percent. This reflects the effect of the non-deductible "purchased R&D" and goodwill arising out of the Geomation acquisition.

FINANCIAL CONDITION AND LIQUIDITY.

At October 24, 1997, the Company's working capital was nearly $30 million compared with $25 million at the beginning of the fiscal year. The increase is the result, primarily, of the growth in inventories and accounts receivable. The Company has in place, with its commercial bank, an unused, unsecured $3 million line of credit.

The Company will have significant cash needs during the remainder of fiscal 1998 as it completes the expansion and renovation of the Superior Street facility along with installing significantly more efficient production machinery. The expansion is expected to require $10 million to $11.25 million through the second quarter of fiscal 1999 when the renovation is completed. The acquisition and installation of the ERP system is expected to require approximately $1.7 million. Management expects that there will be additional cash requirements arising from the recent acquisition of Geomation, Inc. and the possible consummation of other existing corporate development opportunities.

INFLATION.

The impact of inflation on the costs of the Company and its ability to pass on cost increases in the form of increased prices is dependent upon market conditions and its competitive environment. The general level of inflation in the domestic economy has been relatively low for the past several years, and has not had a significant impact on the Company.

                             PART II - OTHER INFORMATION


ITEM 6.    Exhibits and Reports on Form 8-K.

           (a)  Exhibits:

                11 - Computation of earnings per share for the three months ended October 24, 1997.

                27 - Financial Data Schedule.

           (b)  Reports on Form 8-K - None



SIGNATURES.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ISCO, INC.


                                       BY /s/ Robert W. Allington
                                          --------------------------------
                                              Robert W. Allington, Chairman
                                              Chief Executive Officer



                                       BY /s/ Philip M. Wittig
                                          --------------------------------
                                              Philip M. Wittig, Treasurer
                                              and Chief Financial Officer

Date:  December 5, 1997