Form 10-Q
period 1998-01-23
ISCO INC
filed 1998-03-05
CIK 773730

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended January 23, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from          to
                                    ------      --------

                       Commission file number   0-14429
                                                -------

                                  Isco, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Nebraska                                   47-0461807
     ------------------------             ----------------------------------
     (State of Incorporation)             (I.R.S. Employer Identification No)



  4700 Superior Street,  Lincoln, Nebraska                    68504-1398
  ----------------------------------------                    ----------
  (Address of principal executive offices)                    (Zip Code)


                                  (402) 464-0231
             ------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              -----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of February 27, 1998:


Common Stock, $0.10 par value                                 5,672,092
-----------------------------                             ----------------
         Class                                            Number of Shares

                          ISCO, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS



                                                                  Page
                                                                 Number
                                                                 ------
                     PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited):

         Condensed Consolidated Statements of Earnings               3

         Condensed Consolidated Balance Sheets                       4

         Condensed Consolidated Statements of Cash Flows             5

         Notes to Condensed Consolidated Financial Statements        6

Item 2. Management's Discussion and Analysis                         8



                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                            11

Item 4. Submission of Matters to a Vote of Security Holders          12

Item 6. Exhibits and Reports on Form 8-K:

        (a)  Exhibits:

             27 - Financial Data Schedule                            13

        (b)  Reports on Form 8-K                                     12


                           ISCO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)



(Amounts in thousands, except per share data)

                                                            Three months ended             Six months ended
                                                           Jan 23         Jan 24         Jan 23         Jan 24
                                                            1998           1997           1998           1997
                                                          -------         ------        -------        -------
Net sales                                                 $10,384         $9,846        $21,885        $19,071
Cost of sales                                               4,545          4,448          9,379          8,604
                                                          -------         ------        -------        -------
                                                            5,839          5,398         12,506         10,467
                                                          -------         ------        -------        -------
Expenses:
  Selling, general, and administrative                      4,817          4,417          9,670          8,734
  Research and engineering                                  1,447          1,103          3,042          2,194
                                                          -------         ------        -------        -------
                                                            6,264          5,520         12,712         10,928
                                                          -------         ------        -------        -------

Operating loss                                               (425)          (122)          (206)          (461)

Non-operating income                                          275            410            498            776
                                                          -------         ------        -------        -------

Earnings (loss) before income taxes                          (150)           288            292            315

Income tax provision (benefit)                               (104)            69             46              7
                                                          -------         ------        -------        -------

Net earnings (loss)                                       $   (46)        $  219         $  246         $  308
                                                          -------         ------        -------        -------
                                                          -------         ------        -------        -------


Basic earnings (loss) per share                             $(.01)          $.04           $.04           $.06
                                                          -------         ------        -------        -------
                                                          -------         ------        -------        -------
Diluted earnings (loss) per share                           $(.01)          $.04           $.04           $.06
                                                          -------         ------        -------        -------
                                                          -------         ------        -------        -------

Weighted average number of shares outstanding              5,672           5,352          5,593          5,352
                                                          -------         ------        -------        -------
                                                          -------         ------        -------        -------

Cash dividend per share                                     $.05            $.05           $.10           $.10
                                                          -------         ------        -------        -------
                                                          -------         ------        -------        -------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                 ISCO, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (Unaudited)


(Columnar amounts in thousands)
                                                         Jan 23           Jul 25
                                                          1998             1997
                                                        --------         -------
                                     ASSETS
Current assets:
  Cash and cash equivalents                              $  6,733       $  1,810
  Short-term investments                                    3,775          8,813
  Accounts receivable - trade, net of allowance
   for doubtful accounts of $74,407 and $82,320             8,152          8,456
  Inventories (Note 3)                                     10,985          8,005
  Other current assets                                      2,036          1,874
                                                         --------         -------

     Total Current Assets                                  31,681         28,958

Property, plant, and equipment, net of accumulated
  depreciation of $19,523,000 and $17,947,000              11,104          7,144

Long-term investments                                       1,415          6,602

Other assets                                                7,302          4,004
                                                         --------         -------

Total Assets                                              $51,502        $46,708
                                                         --------         -------
                                                         --------         -------

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                        $  2,011       $  1,325
 Note payable (Note 4)                                        949             --
 Other current liabilities                                  2,500          2,378
                                                         --------         -------

     Total Current Liabilities                              5,460          3,703

Long-term notes payable (Note 4)                              703             --

Deferred income taxes                                         536            525
                                                         --------         -------
Total Liabilities                                           6,699          4,228

Shareholders' equity (Note 5):
  Preferred stock, $.10 par value, authorized 5,000,000
   shares; issued none
  Common stock, $.10 par value,
   authorized 15,000,000 shares; issued 6,297,391
    and 5,978,538 shares                                     630            598
  Additional paid-in capital                              39,458         36,846
  Retained earnings                                        6,362          6,683
  Net unrealized holding gain on
   available-for-sale securities                              14             14
  Treasury stock, at cost, 625,299 shares                 (1,661)        (1,661)
                                                         --------         -------
     Total Shareholders' Equity                           44,803         42,480
                                                         --------         -------
Total Liabilities and Shareholders' Equity               $51,502        $46,708
                                                         --------         -------
                                                         --------         -------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          ISCO, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

(Columnar amounts in thousands)

                                                              Six months ended
                                                           Jan 23         Jan 24
                                                            1998           1997
                                                          -------        -------
Cash flows from operating activities:
  Net earnings                                            $  246         $  308
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
     Depreciation and amortization                         1,202          1,103
     Change in operating assets and liabilities              423         (1,894)
     Other                                                    73            131
                                                          -------        -------
  Total adjustments                                        1,698           (660)
                                                          -------        -------
  Net cash provided by (used for) operating activities     1,944           (352)
                                                          -------        -------

Cash flows from investing activities:
  Proceeds from sale of available-for-sale securities      2,674            619
  Proceeds from maturity of available-for-sale securities  6,999            771
  Proceeds from maturity of held-to-maturity securities      500            770
  Proceeds from sale of property, plant, and equipment       128            168
  Purchase of available-for-sale securities                  (34)          (441)
  Purchase of property, plant, and equipment              (3,538)          (468)
  Disbursements for issuance of notes receivable            (350)          (100)
  Purchase of Suprex assets                                   --         (2,624)
  Purchase of Geomation and STIP - Net of cash and cash
  equivalents acquired                                    (2,654)            --
  Other                                                     (179)          (151)
                                                          -------        -------
  Net cash used in investing activities                    3,546         (1,456)
                                                          -------        -------

Cash flows from financing activities:
  Cash dividends paid                                       (567)          (536)
                                                          -------        -------
  Net cash used in financing activities                     (567)          (536)
                                                          -------        -------

Cash and cash equivalents:
  Net increase (decrease)                                  4,923         (2,344)
  Balance at beginning of year                             1,810          4,420
                                                          -------        -------
  Balance at end of period                              $  6,733       $  2,076
                                                          -------        -------
                                                          -------        -------

During the six months ended January 23, 1998 and January 24, 1997, the Company made income tax payments of approximately $477,000 and $423,000, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          ISCO, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Columnar amounts in thousands, except per share data)

                               January 23, 1998

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

NOTE 3: Inventories are valued at the lower of cost or market, principally on the last-in, first-out (LIFO) basis. The composition of inventories is as follows:


          -------------------------------------------------------

                                     Jan 23, 1998   Jul 25, 1997
                                     ------------   ------------
          Raw materials               $  4,591         $3,389
          Work-in-process                3,462          2,755
          Finished goods                 2,932          1,861
                                     ------------   ------------
                                       $10,985         $8,005
                                     ============   ============
          -------------------------------------------------------

Had inventories been valued on the first-in, first-out (FIFO) basis, they would have been approximately $1,440,000 and $1,344,000 higher than reported on the LIFO basis at January 23, 1998 and July 25, 1997, respectively.

NOTE 4: Debt of STIP Siepmann and Teutscher GmbH (STIP) (refer to Note 9) consists of the following:

Short-term debt:

STIP maintains a revolving credit agreement which provides for borrowing up to DM2,500,000 (US$1.4 million) guaranteed by the Company. This agreement provides for interest rates ranging from 5.85 percent to 8.5 percent and matures in March 1998. The amount outstanding at January 23, 1998 was DM1,686,000 (US$949,000).

Long-term debt:


          ---------------------------------------------

                                         Jan 23, 1998
                                         ------------
           Note due March 2000, 7.5%         $281
           Note due June 2003, 7.5%           422
                                           --------
                                             $703
                                           ========

          ---------------------------------------------



NOTE 5: On February 19, 1998, the Board of Directors declared a quarterly cash dividend of $.05 per share, payable April 1, 1998 to shareholders of record on March 13, 1998.

NOTE 6: ACCOUNTING PRONOUNCEMENTS. Statement of Financial Accounting Standards No. 130 "Report Comprehensive Income", and Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information", have been issued by the Financial Accounting Standards Board. The Company does not expect the adoption of these statements to be material to the consolidated financial statements.

NOTE 7: The Financial Accounting Standards Board issued SFAS 128, "Earnings Per Share", which is effective for 1998 financial statements presenting earnings per share information. SFAS 128 requires dual presentation of basic and diluted earnings per share, as well as restatement of earnings per share for all periods for which a statement of earnings is presented. Basic earnings per share data are based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share data are based on the weighted-average number of common shares outstanding and the dilutive effect of stock options and common stock equivalents outstanding using the treasury stock method. The following table provides a reconciliation between basic and diluted earnings per share:




                                 Computation of earnings per share
--------------------------------------------------------------------------------------------

                                             Three months ended          Six months ended
                                           ---------------------        -------------------
                                            1/23/98      1/24/97        1/23/98     1/24/97
                                           --------      -------       --------    --------
 Basic earnings per share:
  Weighted average number of shares
   of common stock outstanding                5,672       5,352          5,593       5,352

  Net earnings (loss)                          $(46)       $219           $246        $308

  Per share amount                            $(.01)       $.04           $.04        $.06

 Diluted earnings per share:
  Weighted average number of shares
   of common stock outstanding                5,672       5,352          5,593       5,352
  Additional shares assuming exercise
   of common stock equivalents and
   dilutive stock options                        --           4             14           2
                                              ------      -----          -----       ------
    Total                                     5,672       5,356          5,607       5,354

  Net earnings (loss)                          $(46)       $219           $246        $308

  Per share amount                            $(.01)       $.04           $.04        $.06

--------------------------------------------------------------------------------------------


Options to purchase 320,935 and 133,180 shares of common stock at prices ranging from $9.18 to $13.04 were outstanding during the periods ended January 23, 1998 and January 24, 1997, respectively. Those options were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

NOTE 8: On September 17, 1997, the Company acquired the remaining approximately 82 percent of Geomation, Inc., of Golden, Colorado. The acquisition required approximately $929,000 in cash and the issuance of 318,853 shares of the Company's common stock. The transaction also included an earn-out provision, which depending upon the performance of Geomation through July 1998, may require the payment of up to approximately $250,000 of additional cash and the issuance of additional shares of the Company's common stock with a market value of up to approximately $750,000. The transaction was accounted for as a purchase with resulting intangibles of approximately $2,093,000 being amortized over periods ranging from 3 to 15 years. The transaction also included approximately $302,000 of "purchased R&D" which was expensed in the first quarter of fiscal 1998.

The following unaudited pro forma financial information sets forth the results of operations of Isco, Inc. as if the acquisition of Geomation had occurred on July 27, 1996:





                                               Pro forma financial information
                                ----------------------------------------------------------
                                        Three months ended         Six  months ended
                                      ----------------------    ----------------------
                                      1/23/98        1/24/97    1/23/98        1/24/97
                                      -------        -------    -------        -------
 Net sales                            $10,384        $10,506    $21,885        $20,400
 Net earnings (loss)                     $(46)           $15       $246           $121
 Basic earnings (loss) per share        $(.01)          $.00       $.04           $.02
 Weighted average number of
   shares outstanding                   5,672          5,671      5,607          5,671
                                ----------------------------------------------------------

NOTE 9: On December 29, 1997, the Company acquired 100 percent of the STIP Siepmann and Teutscher GmbH (STIP), of Gross Umstadt, Germany. The share purchase of STIP required cash of approximately $230,000. STIP produces a broad line of process monitoring instrumentation designed specifically for wastewater treatment applications. In a separate and simultaneous transaction, the Company also acquired 100 percent of the technology covering the products produced by STIP. This technology was acquired from a partnership owned by Messrs. Siepmann and Teutscher for cash of approximately $1,690,000. The acquisition includes an earn-out from January 1, 1998 through December 31, 1999. Based on the performance (with respect to sales and profitability of STIP) during the earn-out period, the amount of the earn-out payment could range up to $1.7 million. The transactions are being accounted for as purchases with the resulting intangibles of approximately $1,690,000 being amortized over periods ranging from 7 to 15 years.

The following unaudited pro forma financial information sets forth the results of operations of Isco, Inc. as if the acquisition of STIP had occurred on July 27, 1996:



                                                     Pro forma financial information
                                   ----------------------------------------------------------
                                         Three months ended            Six months ended
                                        --------------------        ----------------------
                                        1/23/98      1/24/97        1/23/98        1/24/97
                                       ---------    ---------      ---------       ---------
 Net sales                              $11,384       $11,017       $21,885        $20,400
 Net earnings (loss)                      $(119)         $160          $101           $189
 Basic earnings (loss) per share          $(.02)         $.03          $.02           $.04
 Weighted average number of
  shares outstanding                      5,672         5,352         5,593          5,352
                                   ----------------------------------------------------------

NOTE 10: On January 22, 1998, Zellweger Analytics, Inc. ("Zellweger") filed an action against the Company in the United States District Court for the Southern District of Texas in Galveston, Texas, alleging patent and trade dress infringement involving the EZ TOC product of the Company. Zellweger seeks to enjoin the Company from making, using, and selling the EZ TOC and seeks unspecified damages. On January 23, 1998, the Court issued a preliminary injunction, expiring July 8, 1998, enjoining the Company's production, use, and sales of EZ TOC. Zellweger is obligated to post a $500,000 bond for the injunction to become operative.

The Company has filed a Motion to Dismiss the action. Management does not know at this time whether Zellweger will post a bond and, if it does, what the effect of the injunction will be. Management believes that the patent upon which Zellweger bases its action lapses on September 4, 1999. Management does not believe that the number of EZ TOC products manufactured and sold to date would subject it to any material damage claims. The Company intends to vigorously defend the charges and believes that it will ultimately prevail in this matter.

ITEM 2.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAIN TREND ANALYSIS AND FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS WITHIN THIS DOCUMENT.

SALES ANALYSIS AND REVIEW.

Sales for the three-month and six-month periods, ended January 23, 1998, were $10,384,000 and $21,885,000, respectively. Included, were Geomation sales of $307,000 and $637,000 for those periods, respectively. For the periods under review, sales were five percent and 14 percent higher than for the same periods one year earlier. Sales of the Company's core products (wastewater samplers, flow meters, and liquid chromatography products) were flat for the three months, while for the same period, sales of other products which include: syringe pumps, supercritical fluid extraction (SFE) products, Geomation products, and process monitoring products, were 26 percent higher. For the six months, sales of the core products were up eight percent, while for the same period, sales of other products were up 41 percent.

The Company's three-month and six-month U.S. sales were up seven percent and 11 percent, respectively, when compared with the same periods last year.
Excluding Geomation sales, the Company's U.S. sales for the same periods were up six percent and nine percent, respectively. The U.S. sales of the core products for the same periods were down four percent and up two percent, respectively. The reduced attention the federal government is directing toward environmental compliance monitoring is having, what management believes to be, a short-term negative effect on the wastewater sampler and flow meter sales.
The U.S. sales of the other products, including Geomation products, for the same periods were up 99 percent and 82 percent, respectively. The realignment of the Company's U.S. sales force along product lines, recognizing specialized market expertise of sales staff, is showing much success in the area of new and non-core products.

The Company's three-month and six-month international sales were flat and up 24 percent, respectively, when compared with the same periods last year.
Excluding Geomation sales, the Company's international sales for the same periods were down nine percent and up 18 percent, respectively. International sales of the core products for the same periods were up 12 percent and 31 percent, respectively. International sales of the other products, including Geomation products, for the same periods were down 18 percent and up nine percent, respectively. Management believes that initiatives begun last fiscal year to provide more sales and marketing support for the Company's international dealers is being successful and that the Company has large opportunities to gain international market share.

Net orders for the three months and six months were $10.4 million and $21.3 million, respectively. Orders were four percent higher for each of the periods compared with the same periods one year ago. During the current year's reporting periods, orders received by Geomation were $400,000 and $800,000, respectively. At mid-year, the Company's order backlog, including $572,000 and $653,000, respectively, of Geomation and STIP, was $4.4 million, 13 percent higher than at the beginning of the fiscal year, prior to the acquisition of Geomation and STIP.

OPERATING INCOME ANALYSIS AND REVIEW.

For the three months and six months ended January 23, 1998, the Company, including Geomation operations, had operating losses of $425,000 and $206,000, respectively. This compares with operating losses of $122,000 and $461,000, respectively, for the same periods last year. For the same periods, the gross margin percentage increased 1.4 percent and 2.3 percent, respectively, when compared with the same periods last year. The improvement in gross margin is primarily the result of higher levels of production.

Selling, general, and administrative expenses (on a consolidated basis) increased nine percent and 11 percent, respectively, for the three months and six months of fiscal 1998 when compared with the same periods last year. The growth in selling expenses was primarily the result of: increased personnel expenses (salaries and benefits) which included nine additional employees along with increased travel expenses to better serve the customers; the planned increase in more focused advertising; increased commissions on higher sales volume of manufacturers' representatives and distributors; and the amortization of intangibles arising out of acquisitions. In the general and administrative area, the increase included: increased personnel expenses which included three additional employees; higher continuing education expenses arising out of management's effort to upgrade the computer utilization skills of employees, company-wide, in preparation for implementing the enterprise resource planning (ERP) system. The Company incurred significant expenses related to the implementation of the ERP system. These increased expenditures will continue into the third fiscal quarter of 1998.

Engineering expenses (on a consolidated basis) increased 31 percent and 38 percent, respectively, for the three months and six months of fiscal 1998 when compared with the same periods last year. The growth in expenses for the six-month period includes approximately $302,000 of "purchased R&D" acquired in the Geomation acquisition. Management's focus on getting new products to market faster and ensuring that the new products more adequately meet the needs of the customer has been the driver for the growth in engineering expenses. There has been a small increase in staff along with a significant increase in expenditures during the recently completed three months for outside professional services and consultants to achieve the accelerated pace of product introduction.

RESULTS OF OPERATIONS.

The following table sets forth, for the three-month and six-month periods indicated, the percentages which certain components of the Condensed Consolidated Statements of Earnings bear to net sales and the percentage of change of such components (based on actual dollars) compared with the same periods of the prior year.


--------------------------------------------------------------------------------------------

                                              Three months ended               Six months ended
                                         ----------------------------    ------------------------------
                                         1/23/98    1/24/97    Change    1/23/98     1/24/97    Change
                                         -------    -------    ------    -------     -------    -------
Net sales                                 100.0      100.0       5.5      100.0       100.0       14.8
Cost of sales                              43.8       45.2       2.2       42.9        45.1        9.0
                                         -------    -------              -------     -------
                                           56.2       54.8       8.2       57.1        54.9       19.5
                                         -------    -------              -------     -------
Expenses:
  Selling, general, & administrative       46.4       44.9       9.1       44.2        45.8       10.7
  Research & engineering                   13.9       11.2      31.2       13.9        11.5       38.6
                                         -------    -------              -------     -------
                                           60.3       56.1      13.5       58.1        57.3       16.3
                                         -------    -------              -------     -------

Operating loss                             (4.1)      (1.2)   (248.4)      (1.0)       (2.4)      55.3

Non-operating income                        2.6        4.2     (32.9)       2.3         4.1      (35.9)
                                         -------    -------              -------     -------

Earnings before income taxes               (1.5)       2.9      --          1.3         1.7       (7.3)

Income taxes                               (1.0)        .7      --           .2        --        657.1
                                         -------    -------              -------     -------

Net earnings                               (0.5)       2.2      --          1.1         1.6      (20.1)
                                         -------    -------              -------     -------
                                         -------    -------              -------     -------
--------------------------------------------------------------------------------------------

The underlying reasons for the changes in operating income were discussed in the previous section. The Company's investment income for fiscal year 1998 to-date is lower than the same period last year due to the liquidation of investments to improve the Company's computer technological capabilities, progress payments related to the expansion of the Company's Superior Street facility, and the acquisition of Geomation, Inc. and STIP Siepmann and Teutscher, GmbH (STIP). The Company's operating results for the most recent three-month period were not materially affected by the December 29, 1997 acquisition of STIP.

The effective income tax rate for the six months of fiscal 1998 was 15.7 percent compared with 2.2 percent for the same period last year. The change is primarily the result of increased taxable income along with lower tax-exempt income for the period.

FINANCIAL CONDITION AND LIQUIDITY.

At January 23, 1998, the Company's working capital was $26 million. The Company has in place, with it primary U.S. commercial bank, an unused, unsecured $3 million line of credit.

The Company, after many years of being debt-free, now has both short-term and long-term debt on its balance sheet. The share purchase of STIP included retaining on STIP's balance sheet the existing bank loan, with the Company guaranteeing bank borrowings up to DM2.5 million (US$1.4 million). Also remaining, in place, were two long-term economic development loans totaling DM1.25 million (US$703,000) from the State of Hessen, Germany.

During the recent three-month period, the Company's inventories (excluding the Geomation and STIP inventories of $1,700,000) increased $360,000 as a result of higher levels of production to meet the forecast customer needs. Excluding Geomation and STIP, during the recent three-month period the Company's accounts payable increased $300,000 and other current liabilities decreased $600,000.

The Company will continue to have significant cash needs during the remainder of calendar year 1998. During this time frame, management expects to complete the expansion and renovation of the Superior Street facility and the acquisition of significantly more efficient production machinery, complete the installation and implementation of the (ERP) system, and the completion of other business expansion opportunities.

RECENT DEVELOPMENTS.

Management believes that the December 29, 1997 acquisition of STIP Siepmann and Teutscher GmbH and the related process monitoring instrumentation technologies will enhance significantly the Company's existing presence in the wastewater treatment market which includes the total organic carbon and hydrogen sulfide analyzers. The Company, as the U.S. distributor, now will be able to provide additional high quality and innovative products to its U.S. customers to improve their wastewater treatment processes and reduce their operating costs.

Management believes that the Asian monetary crisis will have a small negative effect upon sales of the Company in the near-term. However, it believes that in the long-term the Company must maintain and even grow its presence in that region. This will be accomplished by supporting, through incentives, its key dealer relationships in the region.

INFLATION.

The effect of inflation on the costs of the Company and its ability to pass on cost increases in the form of increased prices is dependent upon market conditions and the competitive environment. The general level of inflation in the U.S. economy has been relatively low for the past several years and has not had a significant effect on the Company.


                          PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

A. On January 22, 1998, Zellweger Analytics, Inc. ("Zellweger") filed an action against the Company in the United States District Court for the Southern District of Texas in Galveston, Texas, alleging patent and trade dress infringement involving the EZ TOC product of the Company. Zellweger seeks to enjoin the Company from making, using, and selling the EZ TOC and seeks unspecified damages. On January 23, 1998, the Court issued a preliminary injunction, expiring July 8, 1998, enjoining the Company's production, use, and sales of EZ TOC. Zellweger is obligated to post a $500,000 bond for the injunction to become operative.

     The Company has filed a Motion to Dismiss the action. Management does not know at this time whether Zellweger will post a bond and, if it does, what the effect of the injunction will be. Management believes that the patent upon which Zellweger bases its action lapses on September 4, 1999. Management does not believe that the number of EZ TOC products manufactured and sold to date would subject it to any material damage claims. The Company intends to vigorously defend the charges and believes that it will ultimately prevail in this matter.

ITEM 4. Submission of Matters to a Vote of Security Holders.

The Company's annual meeting of shareholders was held on December 11, 1997.

A. The following persons were elected to serve a two-year term on the Company's Board of Directors:


        -----------------------------------------------------------
                                                    Votes
                                          -------------------------
               Nominee                    In Favor         Withheld
        -------------------               -------------------------
        Robert W. Allington               5,107,654         86,564
        James L. Linderholm               5,108,708         86,564
        Dale L. Young                     5,105,685         86,564
        -----------------------------------------------------------


ITEM 6.   Exhibits and Reports on Form 8-K.

     (a) Exhibits:

         27 - Financial Data Schedule

     (b) Reports on Form 8-K - None


SIGNATURES.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ISCO, INC.



Date:  March 4, 1998               BY /s/    Robert W. Allington
                                           ---------------------------------
                                            Robert W. Allington, Chairman




Date:  March  4, 1998               BY /s/    Philip M. Wittig
                                           ----------------------------------
                                              Philip M. Wittig, Treasurer
                                              and Chief Financial Officer