Form 10-Q
period 1998-04-24
ISCO INC
filed 1998-06-05
CIK 773730

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended April 24, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from __________ to __________


                       Commission file number   0-14429
                                              -----------

                                  ISCO, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         NEBRASKA                                      47-0461807
  ----------------------                    ---------------------------------
 (State of Incorporation)                  (I.R.S. Employer Identification No)



  4700 SUPERIOR STREET,  LINCOLN, NEBRASKA                        68504-1398
  ----------------------------------------                        ----------
  (Address of principal executive offices)                        (Zip Code)


                                (402) 464-0231
               --------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 29, 1998:


COMMON STOCK, $0.10 PAR VALUE                                 5,672,092
-----------------------------                                 ---------
           Class                                          Number of Shares

                          ISCO, INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS


                                                                  Page
                                                                 NUMBER


                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited):

 Condensed Consolidated Statements of Earnings                  3

 Condensed Consolidated Balance Sheets                          4

 Condensed Consolidated Statements of Cash Flows                5

 Notes to Condensed Consolidated Financial Statements           6

Item 2.  Management's Discussion and Analysis                   8



                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                     12

Item 6.   Exhibits and Reports on Form 8-K:

     (a)  Exhibits:

       27 - Financial Data Schedule                             13

                          ISCO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)


(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                          ----------------------        ----------------------
                                                           Apr 24         Apr 25         Apr 24         Apr 25
                                                            1998           1997           1998           1997
                                                            ----           ----           ----           ----

Net sales                                                 $13,246        $10,282        $35,131        $29,353
Cost of sales                                               5,940          4,228         15,320         12,832
                                                          -------        -------        -------        -------
                                                            7,306          6,054         19,811         16,521
                                                          -------        -------        -------        -------
Expenses:
  Selling, general, and administrative                      5,657          4,729         15,326         13,464
  Research and engineering                                  1,700          1,086          4,742          3,280
                                                          -------        -------        -------        -------
                                                            7,357          5,815         20,068         16,744
                                                          -------        -------        -------        -------

Operating income(loss)                                        (51)           239           (257)          (223)

Non-operating income                                          185            315            683          1,092
                                                          -------        -------        -------        -------
Earnings before income taxes                                  134            554            426            869

Income tax provision (benefit)                                (40)            91              6             98
                                                          -------        -------        -------        -------
Net earnings                                              $   174        $   463        $   420        $   771
                                                          -------        -------        -------        -------
                                                          -------        -------        -------        -------

Basic earnings per share                                  $   .03        $   .09        $   .08        $   .14
                                                          -------        -------        -------        -------
                                                          -------        -------        -------        -------

Diluted earnings per share                                $   .03        $   .09        $   .08        $   .14
                                                          -------        -------        -------        -------
                                                          -------        -------        -------        -------

Weighted average number of shares outstanding               5,672          5,351          5,585          5,351

Additional shares assuming exercise of common stock
  equivalents and dilutive stock options                       16              5             14              3
                                                          -------        -------        -------        -------

 TOTAL                                                      5,688          5,356          5,599          5,354
                                                          -------        -------        -------        -------
                                                          -------        -------        -------        -------

Cash dividend per share                                   $   .05        $   .05        $   .15        $   .15
                                                          -------        -------        -------        -------
                                                          -------        -------        -------        -------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                         ISCO, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

(COLUMNAR AMOUNTS IN THOUSANDS)

                                                                         Apr 24         Jul 25
                                                                          1998           1997
                                                                         ------         ------
                                    ASSETS
Current assets:
  Cash and cash equivalents                                            $  2,732       $  1,810
  Short-term investments                                                  3,483          8,813
  Accounts receivable - trade, net of allowance for doubtful accounts
   of $82,000 and $82,000                                                 9,739          8,456
  Inventories (Note 3)                                                   10,535          8,005
  Other current assets                                                    2,386          1,874
                                                                       --------       --------
     Total Current Assets                                                28,875         28,958

Property, plant, and equipment, net of accumulated depreciation
  of $19,260,000 and $17,947,000                                         12,477          7,901

Long-term investments                                                     1,294          6,602

Other assets (Note 4)                                                     8,951          3,247
                                                                       --------       --------
Total Assets                                                           $ 51,597       $ 46,708
                                                                       --------       --------
                                                                       --------       --------


                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                     $  1,587       $  1,325
  Note payable (Note 5)                                                   1,261             --
  Other current liabilities                                               2,874          2,378
                                                                       --------       --------
     Total Current Liabilities                                            5,722          3,703

Long-term debt (Note 5)                                                     684             --

Deferred income taxes                                                       511            525
                                                                       --------       --------
Total Liabilities                                                         6,917          4,228

Shareholders' equity (Note 6):
  Preferred stock, $.10 par value, authorized 5,000,000 shares;
    issued none
  Common stock, $.10 par value, authorized 15,000,000 shares;
    issued 6,297,391 and 5,978,538 shares                                   630            598
  Additional paid-in capital                                             39,458         36,846
  Retained earnings                                                       6,252          6,683
  Net unrealized holding gain on available-for-sale securities                8             14
 Translation Adjustments                                                     (7)            --
 Treasury stock, at cost, 625,299 shares                                 (1,661)        (1,661)
                                                                       --------       --------
     Total Shareholders' Equity                                          44,680         42,480
                                                                       --------       --------
Total Liabilities and Shareholders' Equity                             $ 51,597       $ 46,708
                                                                       --------       --------
                                                                       --------       --------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          ISCO, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

(COLUMNAR AMOUNTS IN THOUSANDS)


                                                                      NINE MONTHS ENDED
                                                                  Apr 24              Apr 25
                                                                   1998                1997
                                                                  ------              ------

Cash flows from operating activities:
  Net earnings                                                    $  420              $  771
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
       Depreciation and amortization                               2,127               1,666
       Change in operating assets and liabilities                   (833)             (2,076)
       Other                                                        (270)                130
                                                                  ------              ------
  Total adjustments                                                1,024                (280)
                                                                  ------              ------
  Net cash provided by operating activities                        1,444                 491
                                                                  ------              ------

Cash flows from investing activities:
  Proceeds from sale of available-for-sale securities              2,674               1,348
  Proceeds from maturity of available-for-sale securities          7,395                 871
  Proceeds from maturity of held-to-maturity securities              500                 770
  Proceeds from sale of property, plant, and equipment               239                 215
  Purchase of available-for-sale securities                          (34)               (491)
  Purchase of property, plant, and equipment                      (5,359)               (937)
  Disbursements for issuance of notes receivable                    (759)               (100)
  Purchase of Suprex assets                                           --              (2,624)
  Purchase of Geomation and STIP - Net of cash and
    cash equivalents acquired                                     (2,654)                 --
  Investment in AFTCO                                             (1,505)                 --
  Other                                                             (168)               (682)
                                                                  ------              ------
  Net cash (used in) provided by investing activities                329              (1,630)
                                                                  ------              ------

Cash flows from financing activities:
  Cash dividends paid                                               (851)               (803)
                                                                  ------              ------
  Net cash used in financing activities                             (851)               (803)
                                                                  ------              ------

Cash and cash equivalents:
  Net increase (decrease)                                            922              (1,942)
  Balance at beginning of year                                     1,810               4,420
                                                                  ------              ------
  Balance at end of period                                      $  2,732            $  2,478
                                                                  ------              ------
                                                                  ------              ------

During the nine months ended April 24, 1998 and April 25, 1997, the Company made income tax payments of approximately $637,000 and $426,000, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          ISCO, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Columnar amounts in thousands, except per share data)

                                April 24, 1998

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

NOTE 3: Inventories are valued at the lower of cost or market, principally on the last-in, first-out (LIFO) basis. The composition of inventories is as follows:


-----------------------------------------------------------------------------------
                                                      APR 24, 1998     JUL 25, 1997
                                                      ------------     ------------
          Raw materials                                 $  4,306       $  3,389
          Work-in-process                                  3,367          2,755
          Finished goods                                   2,862          1,861
                                                        --------         ------
                                                        $ 10,535       $  8,005
                                                        --------         ------
                                                        --------         ------
-----------------------------------------------------------------------------------

Had inventories been valued on the first-in, first-out (FIFO) basis, they would have been approximately $1,404,000 and $1,391,000 higher than reported on the LIFO basis at April 24, 1998 and July 25, 1997, respectively.

NOTE 4:  Other Assets

-----------------------------------------------------------------------------------
                                                  1998               1997
                                                 ------             ------
 Intangibles, net of accumulated
   amortization of $1,296,000 and $449,000       $5,303             $1,490
 Investment in AFTCO, net of
   accumulated amortization of $6,000             1,499                 --
 Cash value of life insurance                     1,048                996
 Note receivable                                  1,000                241
 Investment in Geomation, Inc.                       --                480
 Other                                              101                 40
                                                 ------             ------
                                                 $8,951             $3,247
                                                 ------             ------
                                                 ------             ------
-----------------------------------------------------------------------------------

NOTE 5: Debt of STIP Siepmann and Teutscher GmbH (STIP) (refer to Note 8) consists of the following:

Short-term debt: STIP maintains a revolving credit agreement which provides for borrowing up to DM2,500,000 (US$1.4 million) guaranteed by the Company. This agreement provides for interest rates ranging from 5.7 percent to 8.5 percent and matures on March 1, 1999. The amount outstanding at April 24, 1998 was DM2,306,000 (US$1,261,000).

Long-term debt:

-----------------------------------------------------------------

                                               APR 24, 1998
                                               ------------
          Note due March 2000, 7.5%               $274
          Note due June 2003, 7.5%                 410
                                                  ----
                                                  $684
                                                  ----
                                                  ----
-----------------------------------------------------------------

NOTE 6: On May 21, 1998, the Board of Directors declared a quarterly cash dividend of $.05 per share, payable July 1, 1998 to shareholders of record on June 12, 1998.

NOTE 7: ACCOUNTING PRONOUNCEMENTS. Statement of Financial Accounting Standards No. 130 "Report Comprehensive Income", and Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information", have been issued by the Financial Accounting Standards Board. The Company does not expect the adoption of these statements to be material to the consolidated financial statements.

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

On December 29, 1997, the Company acquired 100 percent of the STIP Siepmann and Teutscher GmbH (STIP), of Gross Umstadt, Germany. The share purchase of STIP required cash of approximately $230,000. STIP produces a broad line of process monitoring instrumentation designed specifically for wastewater treatment applications. In a separate and simultaneous transaction, the Company also acquired 100 percent of the technology covering the products produced by STIP. This technology was acquired from a partnership owned by Messrs. Siepmann and Teutscher for cash of approximately $1,690,000. The acquisition includes an earn-out from January 1, 1998 through December 31, 1999. Based on the performance (with respect to sales and profitability of STIP) during the earn-out period, the amount of the earn-out payment could range up to $1.7 million. The two transactions are being accounted for as purchases with the resulting intangibles of approximately $1,690,000 being amortized over periods ranging from 7 to 15 years.

The following unaudited pro forma financial information sets forth the results of operations of Isco, Inc. as if the acquisition of Geomation and STIP had occurred on July 27, 1996:



                                   PRO FORMA FINANCIAL INFORMATION
------------------------------------------------------------------------------
                               THREE MONTHS ENDED        NINE MONTHS ENDED
                               ------------------        -----------------
                               4/24/98    4/25/97        4/24/98   4/25/97
                               -------    -------        -------   -------
 Net sales                     $13,246    $11,949        $37,212   $34,690
 Net earnings                     $174       $294           $514      $208
 Basic earnings per share         $.03       $.05           $.09      $.04
 Weighted average number of
    shares outstanding           5,672      5,671          5,672     5,671

------------------------------------------------------------------------------


On March 31, 1998, the Company and AMJ Equipment Corporation, Lakeland, Florida, completed the formation of Advanced Flow Technologies, Partnership Ltd., (AFTCO) with each owning 50 percent of AFTCO. The Company's investment of $1.5 million will be accounted for under the equity method. The cost in excess of net assets acquired of approximately $750,000 will be amortized on a straight-line basis over 10 years. AFTCO designs, manufactures, and markets electromagnetic closed pipe flow meters.

NOTE 9: On January 22, 1998, Zellweger Analytics, Inc. ("Zellweger") filed an action against the Company in the United States District Court for the Southern District of Texas in Galveston, Texas, alleging patent and trade dress infringement involving the EZ TOC product of the Company. Zellweger sought to enjoin the Company from making, using, and selling the EZ TOC and seeks unspecified damages. On January 23, 1998, the Court issued a preliminary injunction, expiring July 8, 1998, enjoining the Company's production, use, and sales of EZ TOC. Zellweger was required to post a $500,000 bond for the injunction to become operative.

The Company has filed a Motion to Dismiss the action. On February 12, 1998, Zellweger posted the bond to make the injunction operative. Management does not believe that the number of EZ TOC products manufactured and sold to date would subject it to any material damage claims. The Company intends to vigorously defend the charges and believes that it will ultimately prevail in this matter.

ITEM 2.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAIN TREND ANALYSIS AND TOGETHER FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS WITHIN THIS DOCUMENT.

SALES ANALYSIS AND REVIEW.

Sales for the three-month and nine-month periods, ended April 24, 1998, were $13,246,000 and $35,131,000, respectively. Included, in the periods under review were Geomation sales of $886,000 and $1,523,000, respectively, and STIP Siepmann and Teutscher, GmbH (STIP) sales of $941,000 for the three-month period. For the periods under review, sales were 29 percent and 20 percent higher than for the same periods one year earlier. Sales of the Company's core products (wastewater samplers, flow meters, and liquid chromatography products) for the three months were 14 percent higher, while for the same period, sales of other products which include: syringe pumps, supercritical fluid extraction (SFE) products, STIP products, Geomation products, and process monitoring products, were 110 percent higher. During the three months, sales of wastewater samplers and flow meters recovered and contributed to the sales growth of the core products. Also, the delivery of the new chromatography products for the combinatorial chemistry market during this period contributed to the sales growth of the core products. For the nine months, sales of the core products were up 10 percent, while for the same period, sales of other products were up 66 percent.

The Company's three-month and nine-month U.S. sales were up 16 percent and 13 percent, respectively, when compared with the same periods last year. Excluding Geomation and STIP sales, the Company's U.S. sales for the same periods were up 14 percent and 11 percent, respectively. The U.S. sales of the core products for the same periods were up 14 percent and six percent, respectively. The U.S. sales of the other products, including Geomation and STIP products, for the same periods were up 56 percent and 72 percent, respectively. The realignment of the Company's U.S. sales force along product lines, recognizing specialized market expertise of sales staff, continues to be successful for delivering sales for both new and non-core products

The Company's three-month and nine-month international sales were up 62 percent and 39 percent, respectively, when compared with the same periods last year. Excluding Geomation and STIP sales, the Company's international sales for the same periods were up four percent and 14 percent, respectively.
 International sales of the core products for the same periods were up 16 percent and 25 percent, respectively. During the three months, wastewater samplers and chromatography products provided the growth in the international sales of the core products. International sales of the other products, including Geomation and STIP products, for the same periods were up 157 percent and 60 percent, respectively. Management believes that initiatives begun last fiscal year to provide more sales and marketing support for the Company's international dealers continue to be successful and that the Company has large opportunities to gain international market share.

Net orders for the three months and nine months were $12 million and $34 million, respectively. Orders were 16 percent and nine percent higher, respectively, for the periods compared with the same periods one year ago. During the current year's reporting periods, orders received by Geomation were $354,000 and $1,517,000, respectively, and orders received by STIP were $599,000 for the three months ended April 24, 1998. At April 24, 1998, the Company's order backlog, including $42,000 and $605,000, respectively, of Geomation and STIP order backlogs, was $4 million, which is flat when compared with the beginning of the fiscal year, prior to the acquisition of Geomation and STIP. The Company's order backlog normally includes approximately $1 million of orders from contractors requesting delayed delivery of three to 12 months and orders from OEM customers with scheduled deliveries over a period of up to one year. The Company expects to deliver nearly all of the remaining orders in the normal order backlog under its regular delivery schedule of three days to three weeks.

OPERATING INCOME ANALYSIS AND REVIEW.

For the three months and nine months ended April 24, 1998, the Company, including Geomation and STIP operations, had consolidated operating losses of $51,000 and $257,000, respectively. This compares with operating income of $239,000 and operating loss of $223,000, respectively, for the same periods last year. For the same periods, the gross margin percentage declined 3.7 percent and was flat, respectively, when compared with the same periods last year. The decline in gross margin during the recent three-month period is the result of increased international sales of the Company's core products where dealer discounts are a reduction of the selling price, thus reducing "net sales", the base for this calculation.

Selling, general, and administrative expenses (on a consolidated basis) increased 20 percent and 14 percent, respectively, for the three months and nine months of fiscal 1998 when compared with the same periods last year.
The growth in selling expenses was primarily the result of: increased personnel expenses (salaries and benefits) which included nine additional employees along with increased travel expenses to better serve the customers; the planned increase in more focused advertising; increased commissions on higher sales volume by manufacturers' representatives and distributors; and the amortization of intangibles arising out of acquisitions. In the general and administrative area, the increase included: increased personnel expenses which included three additional employees; higher continuing education expenses arising out of management's effort to upgrade the computer utilization skills of employees, company-wide, in preparation for implementing the enterprise resource planning (ERP) system. The Company incurred significant expenses related to the implementation of the ERP system. These increased expenditures will continue into the second fiscal quarter of 1999.

Research and engineering expenses (on a consolidated basis) increased
57 percent and 45 percent, respectively, for the three months and nine months of fiscal 1998 when compared with the same periods last year. The growth in expenses for the nine-month period includes approximately $302,000 of "purchased R&D" acquired in the Geomation acquisition. Management's focus on getting new products to market faster and ensuring that the new products more adequately meet the needs of the customer has been the driver for the growth in engineering expenses. There has been a small increase in staff along with a significant increase in expenditures during the recently completed three months for outside professional services and consultants to achieve the accelerated pace of product introduction.

RESULTS OF OPERATIONS.

The following table sets forth, for the three-month and nine-month periods indicated, the percentages which certain components of the Condensed Consolidated Statements of Earnings bear to net sales and the percentage of change of such components (based on actual dollars) compared with the same periods of the prior year.


------------------------------------------------------------------------------------------------------------------------------
                                                 THREE MONTHS ENDED                             NINE MONTHS ENDED
                                        -------------------------------------        -------------------------------------
                                        4/24/98        4/25/97         CHANGE        4/24/98        4/25/97         CHANGE
                                        -------        -------         ------        -------        -------         ------
Net sales                                100.0          100.0           28.8          100.0          100.0           19.7
Cost of sales                             44.8           41.1           40.5           43.6           43.7           19.4
                                         -----          -----                         -----          -----
                                          55.2           58.9           20.7           56.4           56.3           19.9
                                         -----          -----                         -----          -----
Expenses:
  Selling, general, & administrative      42.8           46.0           19.6           43.6           45.9           13.8
  Research & engineering                  12.8           10.6           56.5           13.5           11.2           44.6
                                         -----          -----                         -----          -----
                                          55.6           56.6           26.5           57.1           57.1           19.9
                                         -----          -----                         -----          -----

Operating income (loss)                    (.4)           2.3           --              (.7)           (.8)         (15.4)

Non-operating income                       1.4            3.1          (41.3)           1.9            3.7          (37.5)
                                         -----          -----                         -----          -----
Earnings before income taxes               1.0            5.4          (75.8)           1.2            2.9          (51.0)

Income taxes (benefit)                     (.3)            .9           --               .0             .3          (93.9)
                                         -----          -----                         -----          -----
Net earnings                               1.3            4.5          (62.4)           1.2            2.6          (45.6)
                                         -----          -----                         -----          -----
                                         -----          -----                         -----          -----
------------------------------------------------------------------------------------------------------------------------------

The underlying reasons for the changes in operating income were discussed in the previous section. The Company's investment income for fiscal year 1998 to-date is lower than the same period last year due to the liquidation of investments to fund the acquisition of Geomation, Inc., STIP, and the investment in Advanced Flow Technologies, Partnership Ltd. (see Recent Developments section), to improve the Company's computer technological capabilities, and to make progress payments related to the expansion and renovation of the Company's Superior Street facility.

For the three months ended April 24, 1998, the Company had an income tax benefit compared with an effective income tax rate of 16.3 percent for the same period last year. That change is the result of lower earnings and a R&D tax credit resulting from higher levels of qualified research and engineering spending during the period. Those same causes account for the decline in effective income tax rate to 1.5 percent for the nine months of fiscal 1998 from 11.3 percent for the same period last year.

FINANCIAL CONDITION AND LIQUIDITY.

At April 24, 1998, the Company's working capital was nearly $23 million. The Company has in place, with its primary U.S. commercial bank, an unused, unsecured $3 million line of credit.

The Company, after many years of being debt-free, now has both short-term and long-term debt on its balance sheet. The share purchase of STIP included retaining on STIP's balance sheet the existing bank loan, with the Company guaranteeing bank borrowings up to DM2.5 million (US$1.4 million). Also remaining, in place, were two long-term economic development loans totaling DM1.25 million (US$684,000) from the State of Hessen, Germany.

During the recent three-month period, the Company's inventories (excluding the Geomation and STIP inventories of $1,767,000) declined $505,000. Excluding Geomation and STIP, during the recent three-month period the Company's accounts payable declined $279,000.

The Company will continue to have significant cash needs during the remainder of calendar year 1998. During this time frame, management expects to complete the expansion and renovation of the Superior Street facility and the acquisition of significantly more efficient production machinery, and complete the installation and implementation of the (ERP) system.

The Company, in 1995, began the process of evaluating its options with regard to dealing with the millennium (Y2K) issue and its effect on the Company's computer systems. In 1996, the Company determined that replacing its aging purchased and home-grown software with technologically current software would improve operational efficiency and as a by-product resolve the Y2K problem. Early in fiscal 1998, the Company selected BaaN software as its ERP system which is scheduled to go on line at the beginning of the second quarter of fiscal 1999. The cost of the BaaN software along with consultation costs and other interfaced software is being capitalized while internal implementation costs are being expensed currently. The total cost of the project is expected to be approximately $2.5 million including an estimated $465,000 to be expensed as incurred. Management does not expect Y2K costs relating to systems other than ERP or to the software in the Company's products to be significant.

RECENT DEVELOPMENTS.

Management believes that the December 29, 1997 acquisition of STIP Siepmann and Teutscher GmbH and the related process monitoring instrumentation technologies will enhance significantly the Company's existing presence in the wastewater treatment market. The Company, as the U.S. and Canadian distributor of STIP products, now will be able to provide additional high quality and innovative products to its U.S. customers to improve their wastewater treatment processes and reduce their operating costs.

On March 31,1998, the Company and AMJ Equipment Corporation, Lakeland, Florida, completed the formation of Advanced Flow Technologies, Partnership Ltd., (AFTCO) with each owning 50 percent of AFTCO. AFTCO designs, manufactures, and markets electromagnetic closed-pipe flow meters. The Company will be the distribution channel for AFTCO products into the wastewater treatment market. Management believes these products fill an important need of the Company's customers and at the same time leverages the capacity of its existing distribution channel.

Management believes that the Asian monetary crisis will have a small negative effect upon sales of the Company in the near-term. However, it believes that in the long-term the Company must grow its presence in that region. This will be accomplished by providing increased sales and marketing support for its key dealer relationships in the region.

INFLATION.

The effect of inflation on the costs of the Company and its ability to pass on cost increases in the form of increased prices is dependent upon market conditions and the competitive environment. The general level of inflation in the U.S. economy has been relatively low for the past several years and has not, to date, had a significant effect on the Company.

                          PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

A. On January 22, 1998, Zellweger Analytics, Inc. ("Zellweger") filed an action against the Company in the United States District Court for the Southern District of Texas in Galveston, Texas, alleging patent and trade dress infringement involving the EZ TOC product of the Company. Zellweger sought to enjoin the Company from making, using, and selling the EZ TOC and seeks unspecified damages. On January 23, 1998, the Court issued a preliminary injunction, expiring July 8, 1998, enjoining the Company's production, use, and sales of EZ TOC. Zellweger was required to post a $500,000 bond for the injunction to become operative.

   The Company has filed a Motion to Dismiss the action. On February 12, 1998, Zellweger posted the bond to make the injunction operative. Management does not believe that the number of EZ TOC products manufactured and sold to date would subject it to any material damage claims. The Company intends to vigorously defend the charges and believes that it will ultimately prevail in this matter.

ITEM 6.   Exhibits and Reports on Form 8-K.

     (a) Exhibits:

         27 - Financial Data Schedule



SIGNATURES.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ISCO, INC.




Date:  June 5, 1998                     BY   /s/ Robert W. Allington
                                           -----------------------------------
                                            Robert W. Allington, Chairman




Date:  June 5, 1998                     BY   /s/ Philip M. Wittig
                                           -----------------------------------
                                            Philip M. Wittig, Treasurer
                                            and Chief Financial Officer