Form 10-K405
period 1998-07-31
ISCO INC
filed 1998-10-26
CIK 773730

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     [Fee Required]

     For the fiscal year ended July 31, 1998

                                      OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     [No Fee Required]

     For the Transition Period From            to
                                    ----------    -----------

                          Commission File No 0-14429


                                  Isco, Inc.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


                 Nebraska                              47-0461807
       ------------------------           ------------------------------------
       (State of incorporation)           (I.R.S. Employer Identification No.)


       4700 Superior Street, Lincoln, Nebraska                   68504-1398
       ----------------------------------------                  ----------
       (Address of principal executive offices)                  (Zip Code)


      Registrant's telephone number, including area code:  (402) 464-0231
                                                          ---------------

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
                          Yes  X     No
                              ---       ---

As of September 25, 1998, 5,643,992 shares of Common Stock of Isco, Inc., were outstanding and the aggregate market value of such Common Stock held by nonaffiliates was approximately $15,518,783.

                      DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Shareholders to be held December 10, 1998 - Part III.

                                    PART I
ITEM 1. BUSINESS.

GENERAL

Isco, Inc. was founded in 1959. We design, manufacture, and market products worldwide. Our products are used by industry and government to monitor compliance with water quality regulations and are used in a variety of research and testing laboratories and by industry to monitor product quality.

Isco's founder, Robert W. Allington, has been the controlling shareholder, chairman of the board, and chief executive officer since inception. Mr. Allington was president until October 6, 1995. Douglas M. Grant has been our president and chief operating officer since October 6, 1995.

Our principal offices are located at 4700 Superior Street, Lincoln, Nebraska 68504-1398. Our telephone number is (402) 464-0231. As used herein, "Isco", "we" or "our" refers to Isco, Inc., and its subsidiaries, unless the context otherwise requires.

During the first quarter of fiscal year 1998, Isco acquired the remaining equity of Geomation, Inc., Golden, Colorado. Geomation designs, manufactures, and markets measurement, data logging, and control systems for the geotechnical and environmental markets. More than 70 percent of its sales are in dam monitoring applications. Geomation's core technology and expertise in field data collection, logging, and transmission are capabilities which are increasingly being required by our wastewater and flow meter customers. Geomation operates in Golden, Colorado as our wholly owned subsidiary.

During the second quarter of fiscal year 1998, Isco acquired 100% of STIP Siepmann und Teutscher GmbH (STIP), GroB-Umstadt, Germany. STIP designs, produces, and markets a broad line of process monitoring and control instrumentation designed specifically for municipal and industrial wastewater treatment applications. These products will assist our wastewater treatment customers in reducing operating costs and in reliably managing the wastewater treatment process. STIP operates in GroB-Umstadt as our wholly owned subsidiary.

During the third quarter of fiscal year 1998, Isco and AMJ Equipment Corporation, Lakeland, Florida, formed Advanced Flow Technology Co. (AFTCO), a limited partnership, located in Lakeland, Florida. The partners each own 50% of AFTCO. AFTCO designs, manufactures, and markets electromagnetic full-pipe flow meters. Isco is AFTCO's distribution channel into the wastewater treatment market.

PRODUCTS AND APPLICATIONS

The contribution made by our core products to net sales for fiscal 1998, 1997, and 1996, respectively, is as follows: wastewater samplers 36, 34, and 35 percent; open-channel and full-pipe flow meters 21, 20, and 19, percent; and liquid chromatography (LC) products 13, 12, and 14 percent.

Isco's water quality control customers use wastewater samplers to collect water samples from surface waters and sewers for subsequent analysis in the laboratory. Our open-channel flow meters are used to measure and record the flow rate of liquids in unpressurized pipes and open channels. These flow meters can be linked with wastewater samplers to collect water samples based on flow rate. The combined use of these two products is well suited to conduct storm water runoff studies in compliance with federal regulations. Cities may use our computer-based flow logging systems and sophisticated Flowlink-TM-software to determine the state of repair of their sewer systems. Other customers use those systems to store flow, rainfall, and other sample data for later retrieval, analysis, and reporting.

Isco's research customers use pumps to deliver solvent through columns packed with special media to separate a sample into its component molecules. They then use our detectors to identify and quantify the component molecules. Our fraction collectors are used to collect the separated component molecules as they flow from the column. Customers include analytical laboratories which support the development and manufacture of food, chemical, and pharmaceutical products as well as those which study disease and basic life functions and environmental quality.

Other products which we believe will contribute to our future success include: supercritical fluid extraction (SFE) products; process monitoring analyzers; data logging and communication instruments; syringe pumps; and full-pipe flow meters.

SFE is a safe, cost-effective, environmentally friendly, and time saving technique used to separate selected chemical compounds (target analytes) from complex sample matrices. Our food and agri-products customers use SFE to assure their products are maintained at a specified level of quality.

Wastewater treatment customers use our process monitoring analyzers to continuously monitor and control the treatment process to ensure that it is proceeding efficiently within established parameters. Our process monitors quickly detect the presence of a variety of organic compounds. This allows the plant operator to maintain control and ensure safe treatment and high water quality.

Our syringe pumps are used for specialized applications in the petroleum and chemical industries, and for pumping supercritical fluids where high accuracy at high pressures is required. At the beginning of fiscal 1997, Isco introduced a line of electromagnetic full-pipe flow meters which we believe will be a cost-effective alternative to existing magnetic and other full-pipe flow meters.

The U.S. price range of our individual products is: $1,500 to $50,000 for water quality monitoring instruments and $300 to $20,000 for most separation instruments. The price for a complete and fully automated SFE system can exceed $75,000.

MARKETING AND SALES

In the United States, independent manufacturers' representatives sell our water quality monitoring products. Domestic sales of chemical separation instruments are made by sales people assigned to specific products. Our people are located in prime domestic market areas for those products. The manufacturers' representatives and our own sales people are supported with promotional programs, advertising, applications specialists, applications bulletins, technical literature, and applications seminars.

International sales constituted 28, 26, and 27 percent of our sales during fiscal 1998, 1997, and 1996, respectively. We have not been adversely affected by foreign currency fluctuations because all of our international sales are denominated in the functional currency of the selling facility. Products manufactured in the United States are not stocked outside the country. They are delivered from inventory at the facility where the products are produced. To aid international sales, we offer wastewater samplers and flow meters in French, German, and Spanish language versions. The results are displayed in metric units.

Isco's international sales are made primarily by independent dealers operating in various countries around the world. Sales of the STIP analyzers in the USA are made by our manufacturers' representatives supervised by management in Lincoln.

The international dealers for our water quality products in Europe and the Middle East are managed by the staff of Isco Instruments (Europe) GmbH, our wholly owned Swiss subsidiary. The dealers in the Asian-Pacific region are managed by an Isco employee residing in the Philippines. We have an applications laboratory and a sales manager in the United Kingdom to support and manage our separation instrument sales effort in Europe and the Middle East. Our other independent international dealers are supervised by management in Lincoln.

CUSTOMERS

Isco has a broad customer base. Currently no single customer, including any OEM customer, accounts for more than three percent of our sales.

PRODUCT WARRANTY

We warrant our products for one year against defective materials and workmanship. Our warranty claims have not been material in the past and are not expected to be material in the future. We provide after-market factory service for most of the products. We also provide on-site services in the United States for automated SFE systems and the process monitoring analyzers. Our customers may purchase an extended warranty at the time they purchase a new instrument or while the instrument is still under warranty.

COMPETITION

We believe we have a strong competitive position in the markets for wastewater samplers and open-channel flow meters. We maintain a competitive position in the LC market. We believe these factors contribute to our competitive
position:   a reputation for quality and service, technically advanced products that provide cost-effective operation and unique features, an active research and development program that allows us to maintain technical leadership, a strong position in key markets, efficient production capabilities, and excellent distribution capabilities.

Isco has several competitors manufacturing similar wastewater samplers. In the United States, the major competitor is American Sigma, Inc., owned by the Danaher Corporation. We believe we have approximately 40 percent of the domestic wastewater sampler market, with American Sigma, Inc., having approximately 30 percent. Other domestic competitors are small and offer little significant competition. Significant competitors in Europe include:
Buhler-Montec, recently acquired by Servomex plc; and Endress + Hauser Instruments, of Switzerland.

There are numerous suppliers in the domestic open-channel flow meter market. Based upon market information we believe to be accurate, Isco along with Marsh-McBirney, Inc., Milltronics, and American Sigma, Inc. each hold approximately 20 percent of the United States open-channel flow meter market. Additional significant competitors in Europe include: Buhler-Montec, recently acquired by Servomex plc; and Endress + Hauser Instruments, of Switzerland.

With respect to LC products, we believe we are a major producer of fraction collectors. The largest LC competitor is Pharmacia Biotech, a Swedish company. Pharmacia Biotech has a greater market share in international markets.
However, for selected instruments sold in the United States, our market share is comparable to that of Pharmacia Biotech. Other major competitors are Bio-Rad Laboratories, Inc., and Gilson Medical Electronics, Inc., an American-based company, with much of its production in France.

There are a number of suppliers for the process monitoring and control market with market share varying from country to country. Limited information is available, however we believe that the primary competitors are two German companies: Dr. Lange, a subsidiary of the Danaher Corporation, and LAR Analytik & Umwelt Messtechnik GmbH.

In the geotechnical market, Isco's primary competitor is Campbell Scientific Inc. In this market, the two companies have approximately equal market share.

In the SFE equipment market, Isco is the market leader with approximately 40 percent market share. Management estimates that its competitors; Hewlett-Packard Company (it recently announced the discontinuation of its SFE product line); Applied Separations, Inc.; and Leco Corporation each have a market share of less than 20 percent.

RESEARCH AND ENGINEERING

Isco commits significant resources to ongoing research and engineering activities. Our near-term goals are to improve, enhance, and expand the market share of our existing product lines. Over the long-term, we are seeking new market applications for our products as well as exploring present and related markets which could utilize new products developed from our expanding technology base. For fiscal years 1998, 1997, and 1996, we spent approximately $6,315,000 or 13 percent of sales $4,526,000 or 11 percent of sales, and $4,775,000 or 12 percent of sales, respectively, on research and engineering.

PATENTS AND LICENSES

We believe we derive a competitive advantage from our patents. We have a policy of obtaining patents wherever commercially feasible. We also vigorously assert and defend our patents. Our products are covered by 68 United States patents, 65 of which are owned by Isco, and 3 under which we are the licensee. There are also numerous corresponding patents issued by other countries. Our patents have been assigned to us by the inventor on a royalty-free basis. We currently have 29 patent applications pending at the United States Patent Office.

REGULATION

Management believes Isco is in compliance with environmental regulations. Therefore, no unfavorable impact on competition or earnings is expected. We have no government contracts which are subject to re-negotiation of profits upon contract completion. Although our products are not subject to significant U.S. government regulation, the markets for many of our products are regulation driven.

BACKLOG

On September 25, 1998, Isco's order backlog was $4,859,000, of which approximately 99 percent is scheduled for delivery prior to July 30, 1999, the close of our current fiscal year. A year earlier, on September 26, 1997, the order backlog was $3,626,000.

MANUFACTURING AND SOURCES OF SUPPLY

Isco's manufacturing and assembly operations are vertically integrated. We fabricate most of the metal and plastic components used in our products and obtain the required raw materials from several sources. Since we are not reliant upon outside suppliers for these types of components, we are generally able to produce them at a lower cost and maintain a consistently high level of quality.

Isco's products use a variety of mechanical, electrical, and electronic components, including microprocessors. Most of these components are available from several sources. Currently, we are not experiencing any shortage of raw materials or components.

We use computerized production control systems. Based on anticipated demand, inventory position, and production capacity, these systems determine the raw material and component requirements, the dates when these materials are needed, and the dates production must begin in order to complete the products on time. Through the use of production scheduling techniques, these systems enable us to control both labor and inventory costs.

EMPLOYEES

On September 25, 1998, we had 488 employees of whom 44 were leased or temporary. There were 232 engaged in production, 80 in research and engineering, 117 in marketing and sales, and 59 in administration. None of our employees are represented by a labor union. We have never experienced a work stoppage.

ITEM 2. PROPERTIES.

The facilities which house Isco's Lincoln operations are owned and unencumbered. The buildings at 4700 Superior Street in Lincoln, Nebraska contain approximately 113,000 square feet of space and are located on approximately 30 acres. The building at 531 Westgate Boulevard contains approximately 156,000 square feet of space and is located on approximately 10 acres. These facilities currently house our corporate, executive and administrative offices along with our sales, research, engineering, manufacturing, and maintenance activities.

A 56,000 square foot expansion and the renovation of our Superior Street facility to be completed during the third quarter of fiscal 1999 will house our entire Lincoln operations. The more efficient layout of the renovated facility; the installation of space saving and more efficient equipment; and an open office environment will allow us to perform our operations using less floor space. The Westgate property was placed on the market early in fiscal 1999.

Geomation leases 7,092 square feet of space in Golden, Colorado. The facility houses the engineering, manufacturing, marketing, selling, and administrative activities of Geomation. The lease for this space expires early in fiscal 2000. Geomation is reviewing its options and its projected space requirements for the next five years.

STIP leases 1,424 square meters in a building located in GroB-Umstadt, Germany. The facility houses the engineering, manufacturing, marketing, sales, and administrative activities of STIP. The lease expires December 31, 2000 and STIP has the option to extend the lease for an additional three years.

ITEM 3. LEGAL PROCEEDINGS.

On January 22, 1998, Zellweger Analytics, Inc. ("Zellweger") filed an action against Isco in the United States District Court in Galveston, Texas. The suit alleges patent and trade dress infringement involving our EZ TOC product. Zellweger sought to enjoin Isco from making, using, and selling the EZ TOC and seeks unspecified damages. On January 23, 1998, the Court issued a preliminary injunction, expiring July 8, 1998, enjoining Isco's production, use, and sale of EZ TOC. Zellweger was required to post a $500,000 bond for the injunction to become operative. That bond was posted on February 12, 1998.

We believe the EZ TOC did not infringe either the patent or trade dress. Isco intends to vigorously defend the charges and believes that it will ultimately prevail in this matter. We do not believe that the number of EZ TOC products manufactured and sold to date would subject Isco to any material damage claims.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of fiscal 1998, no issues were submitted to a vote of shareholders.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Common stock data: On September 25, 1998 - 5,643,992 shares outstanding and approximately 320 shareholders of record.

Market:  Over-the-counter (NASDAQ/NMS).  Symbol: ISKO

Stock price: The high and low bid prices of the common stock and the cash dividends paid for each quarter during the last two fiscal years are shown below:

-------------------------------------------------------------------------------
                            Common Stock Price Range
                    --------------------------------------     Cash Dividends
                           1998                 1997              Per Share
                    -----------------    -----------------     --------------
                      High       Low       High       Low      1998      1997
                    -------    ------    -------    ------     ----      ----
First quarter       $10.250    $8.125    $10.250    $9.625     $.05      $.05
Second quarter        9.250     8.688      9.250     8.500      .05       .05
Third quarter         9.500     8.250      9.000     7.750      .05       .05
Fourth quarter        9.000     6.313      9.000     7.750      .05       .05
-------------------------------------------------------------------------------

Dividends: On August 20, 1998, the Board of Directors declared a quarterly cash dividend of $.05 per share, payable October 1, 1998 to shareholders of record on September 11, 1998.

ITEM 6. SELECTED FINANCIAL DATA.
Amounts in thousands except per share data.

----------------------------------------------------------------------------------------------------------------
                                                                        Fiscal Year
                                            --------------------------------------------------------------------
                                              1998           1997           1996           1995           1994
                                            --------       --------       --------       --------       --------
FOR THE FISCAL YEAR:
Net sales                                   $47,912        $40,733        $39,981        $41,784        $38,706
Gross margin                                 26,345         22,760         22,191         24,606         22,971
Operating income (loss)**                    (2,510)            12           (115)         3,708          3,760
Non-operating income                            860          1,565          1,462          1,437          1,313
Income taxes (tax benefit)                     (453)           251            360          1,571          1,594
Net earnings (loss)                          (1,197)         1,326            987          3,574          3,479

AT FISCAL YEAR-END:
Current assets                               25,143         28,958         21,414         25,292         25,946
Working capital                              19,022         25,255         17,437         22,529         22,836
Total assets                                 49,617         46,708         46,704         45,766         43,966
Long-term debt                                  690              0              0              0              0
Shareholders' equity                         42,806         42,480         42,002         42,002         39,745
Average shares outstanding*                   5,607          5,356          5,353          5,370          5,485

PER SHARE DATA:
Basic earnings (loss) per share*              $(.21)          $.25           $.18           $.67           $.63
Cash dividends per share (declared)*          $ .20           $.20           $.20           $.20           $.19
----------------------------------------------------------------------------------------------------------------

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

All references to years means our fiscal year.

SALES ANALYSIS AND REVIEW

1998 TO 1997 COMPARISON

Our 1998 sales of $47,912,000 were 18 percent above 1997 sales of $40,733,000. Included in 1998 were Geomation sales of $2,351,000 and STIP Siepmann und Teutscher (STIP) sales of $1,641,000. Compared with the previous year, sales of our core products (wastewater samplers, open-channel flow meters, and liquid chromatography products) were eight percent higher. Sales of our other products such as syringe pumps, supercritical fluid extraction (SFE) products, Geomation products, STIP products, and process monitoring products were 68 percent higher.

U.S. sales of our core products increased eight percent over 1997. International sales of these products increased nine percent. U.S. sales of our other products increased 71 percent in 1998 while international sales of our other products increased 65 percent.

Net orders of $47,473,000 were received during 1998, an increase of nearly 13 percent compared with 1997. Our July 31, 1998 order backlog of $4,420,000, including the combined Geomation and STIP backlog of $750,000 was up 15 percent from the beginning of the fiscal year. As of September 25, 1998, our order backlog was $4,859,000 which included the combined backlog of $971,000 of Geomation and STIP. We expect to deliver 99 percent of that backlog prior to July 30, 1999, the end of our current fiscal year.

1997 TO 1996 COMPARISON

Our 1997 sales of $40,733,000 were two percent above 1996 sales of $39,981,000. Compared with 1996, sales of our core products increased one percent, while sales of our other products were six percent higher.

Our 1997 U.S. sales of our core products increased six percent over 1996. International sales of these products declined 12 percent. For the comparable periods, U.S. sales of our other products declined six percent while international sales of our other products increased 25 percent.

Net orders of $42,130,000 were received during 1997, an increase of nearly nine percent compared with fiscal 1996. International orders, primarily from Europe, were up nearly ten percent and domestic orders were eight percent above the prior year. Our July 25, 1997 order backlog was $3,828,000, up nearly 50 percent from the beginning of the fiscal year.

OPERATING INCOME ANALYSIS AND REVIEW

1998 TO 1997 COMPARISON

The operating loss for 1998 was $2,510,000 compared with operating income of $12,000 in 1997. During our fourth quarter product planning review, we determined that the capitalized intangibles arising out of the Suprex acquisition had no remaining value for Isco. Only two of the former Suprex products remain in the SFE product line. These two products are only marginally viable because they were intended for market niches which continue to require significant investment in methods development. These market niches are outside the fat in food market where we focus our SFE products. During the fourth quarter we strengthened our position in the fat in food market with the successful introduction of the FastFat-TM-. As a result of these fourth quarter events, the $1,021,000 of Suprex intangibles, including goodwill were written-off with $603,000 charged to General and Administrative, $263,000 charged to Marketing and Selling, and $155,000 charged to Engineering. In addition, we established an inventory reserve of $625,000 against the year-end inventory of Suprex product and components. We also expensed $302,000 of acquired research and development resulting from the Geomation acquisition.

The gross margin, as a percent of sales, declined to 55.0 percent in 1998 from
55.9 percent in 1997. The decline was primarily the result of an increase in indirect wages and benefits, and the inventory reserve discussed above. The increase in benefits was the result of an increase in the cost of self-funded health benefits and the 1997 anomaly of reduced health care costs resulting from a plan-year change and our negotiation with our insurer for 17-month vs. normal 12-month specific "stop loss" coverage which provided for significant recovery of health care costs in 1997. This also affected the other functional areas reported below.

The growth in marketing and selling expense occurred in the areas of salaries and benefits for increased staff; increased advertising; materials and supplies; and commissions to dealers and manufacturers' representatives. The increase in general and administrative expenses was related to the implementation of the enterprise resource planning (ERP) software; increased maintenance and depreciation due to the upgrading of computer systems; increased salaries and benefits; and the termination of an international dealer which resulted in the write-off of related accounts receivable. The growth in engineering expenses was related to the increase in sub-contracted engineering services; increased salaries and benefits due to increased staffing; and increased expenditures for materials and supplies.

1997 TO 1996 COMPARISON

Operating income for 1997 was $12,000 compared with an operating loss of $115,000 for 1996 which included a one-time restructuring charge of $1,752,000. The gross margin, as a percent of sales, improved slightly from 55.5 percent for 1996 to 55.9 percent for 1997. As a result of the July 1996 restructuring, indirect salaries and wages along with benefit expenses were reduced. Depreciation expense declined for the year due to certain facility improvements and several major pieces of equipment reaching the end of their depreciable lives. Overall, for 1997, indirect manufacturing expenses were reduced 13 percent.

Compared with 1996, aggregate operating expenses for 1997 increased $442,000. That increase includes $930,000 of transition and amortization expenses related to the Suprex acquisition completed during the year.

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

The decline in engineering expenses, for 1997, was the result of decreased salaries and wages along with lower benefit expenses, and the completion in 1996 of an out-sourced development project. These savings were partially off-set by the increased consulting fees for training in computer-aided design
(CAD) and consultation for product styling.

RESULTS OF OPERATIONS

The following table summarizes, for the three years indicated, the percentages which certain components of the Consolidated Statements of Operations bear to net sales and the percentage change of such components (based on actual dollars) compared with the prior year.

------------------------------------------------------------------------------------------------
                                                                               Year-to-Year
                                                                             Increase(Decrease)
                                                    Year Ended               ------------------
                                           ----------------------------       1998       1997
                                           Jul 31     Jul 25     Jul 26        vs.        vs.
                                             1998       1997       1996       1997       1996
                                           ------     ------     ------       ----       ----
Net sales                                   100.0      100.0      100.0       17.6        1.9
Cost of sales                                45.0       44.1       44.5       20.0        1.0
                                           ------     ------     ------
                                             55.0       55.9       55.5       15.8        2.6
                                           ------     ------     ------
Expenses:
 Selling, general, and administrative        47.0       44.8       39.5       23.7       15.5
 Research and engineering                    13.2       11.1       11.9       39.5       (5.2)
 Restructuring charges                         --         --        4.4         --         --
                                           ------     ------     ------
                                             60.2       55.9       55.8       26.9        2.0
                                           ------     ------     ------
Operating income (loss)                      (5.2)        --        (.3)        --         --
Non-operating income                          1.8        3.8        3.7      (55.1)       6.9
                                           ------     ------     ------
Earnings (loss) before income taxes          (3.4)       3.8        3.4         --       17.0
Income taxes (tax benefit)                    (.9)        .6         .9         --      (30.3)
                                           ------     ------     ------
Net earnings (loss)                          (2.5)       3.3        2.5         --       34.3
                                           ------     ------     ------
                                           ------     ------     ------
------------------------------------------------------------------------------------------------

1998 TO 1997 COMPARISON

Our 1998 investment income was reduced significantly as investments were sold to meet the cash needs for our acquisition and facilities expansion activities. Compared with an effective income tax rate of 15.9 percent for 1997, in 1998 we experienced an income tax benefit resulting primarily from the operating loss.

1997 TO 1996 COMPARISON

Our 1997 effective income tax rate was 15.9 percent compared with 26.7 percent for the previous year. The decline in the 1997 effective income tax rate was the result of minimal taxable income and a large amount of tax-exempt income. Our 1996 effective income tax rate includes the repayment of approximately $89,000 of non-qualifying tax benefits arising out of our decision to cancel our incentive tax contract with the State of Nebraska.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1998, we had working capital of $19 million and a current ratio of 4.1:1. On that date we had lines of credit with our various banks totaling $4.7 million of which we had drawn $1.3 million on the credit line with our German bank. During fiscal 1998, our operating activities generated cash flows of $3.2 million. During 1998, we invested the following: $5.2 million in the expansion and renovation of the Superior Street facility; $3.7 million in equipment and software; and $4.2 million in the business combinations of Geomation, STIP, and AFTCO. These activities were funded by the liquidation of investments.

As of September 25, 1998, the completion of the renovation of the Superior Street facility and the acquisition of more efficient production equipment will require the expenditure of approximately $3.0 million. We have a $5.0 million term loan commitment from our primary commercial bank. In addition, we have in place unsecured lines of credit with our various banks totaling $6.7 million.

FUTURE EVENTS

There were a number of aspects which management addressed in evaluating the effect of the change of the century on our operations. In order of importance, they are: the effect on the computer systems which are used to manage our business; our products which may be year sensitive to the year 2000; the capability of key vendors to continue to deliver direct materials and services after 12:01 am, January 1, 2000; and the ability of key customers to continue to submit purchase orders for our products.

In 1995, we began the process of evaluating the effect of the millennium (Y2K) on the computer systems. In 1996, we determined that replacing our aging purchased and home-grown software with technologically current software would improve our operational efficiency and at the same time resolve the millennium compliance issue. Early in 1998, we selected Y2K compliant BaaN software as our ERP system. It is scheduled to go on line at the beginning of the third quarter of 1999. The total cost of the project is expected to be approximately $2.8 million including an estimated $780,000 which was expensed as incurred.

Management believes we do not have any significant Y2K liabilities regarding our products. Our products currently in production are compliant with the Isco Year 2000 Product Compliance Policy, with few exceptions. The majority of our discontinued products still believed to be in service are compliant with the Y2K policy; those that are not have reasonable Y2K step-around procedures.

Management has determined that of the vendors providing direct materials and services, the most critical are the providers of utility services - electric, natural gas, and telephone service. Without these services, having otherwise compliant systems is of minimal value. The local utility providers have indicated that they are Y2K compliant, however that is of little value if other parts of the backbone are not functional. For example, due to our significant demand for electric power, there is no economically feasible option but to temporarily suspend operations in the event the nation's electric utility power grid fails and prevents the local electric utility from delivering electric power on January 1, 2000.

No one customer accounts for more than three percent of our sales. Therefore, we believe that the effect on our business of any customer's inability to submit orders for our products will have a minimal effect.

FACTORS AFFECTING FUTURE RESULTS

Factors which we believe may affect our future financial performance include but are not limited to: the successful implementation of manufacturing and business processes which will reduce costs and improve efficiency; the investment in engineering and marketing activities which lead to improved sales growth; the successful integration of acquisitions into our operations; dealing with the external regulatory influences on our primary markets; the effect on the competitive environment resulting in the consolidation of companies within the instrumentation industry; and the effect on the global economy of the Asian monetary crisis.

In 1997, we began investing in initiatives which, when fully implemented, are expected to improve the effectiveness and efficiency of our business and manufacturing processes. The investment in these initiatives will continue into the second quarter of 1999. We will begin realizing the benefits of the successful implementation of those processes during the last half of 1999.

We will selectively invest in the development of products which will contribute significantly to profitable sales growth or maintain our dominant market position. We must also develop the marketing strategies which will focus energy and resources in those areas which will allow our company to grow sales profitably, thereby leveraging and diluting our fixed cost structure.

During 1998, we completed the acquisition of Geomation and STIP. We are in the process of adapting the Geomation field data collection and transmission technology into our flow meter and wastewater sampler product lines. The STIP process monitoring products expand the product offering available to our wastewater treatment customers. We expect to successfully integrate these technologies into our product lines during 1999.

The environmental market accounts for approximately 70 percent of our company's sales. This is a regulation driven market which is strongly influenced by both the perceived attitude and actions of the various governmental agencies in the promulgation and the enforcement of environmental regulations. The effects of the regulatory climate on the market are outside our ability to control and, for any given period, may be either a positive or negative factor on our company's performance.

As in many industries, consolidation of companies within our market is on-going. As a result, we are dealing with the effects of larger, well financed competitors who also have the organizational resources to compete aggressively in the global market place.

We continue to monitor the Asian monetary crisis and its effect upon our international sales. We could experience a significant negative effect on our performance, should that monetary crisis expand to the European economies.
We, however, believe that in the long-term we must grow our presence in the Asia and Pacific region. This is being accomplished by providing on site-sales and marketing support for our key dealer relationships in the region.

MARKET RISK

Interest rate risk and currency exchange risk are the primary market risks to which we are exposed. Prior to 1998, we had a significant exposure to interest rate risk through the fixed-rate bonds in our securities investment portfolio. However, during 1998, our investment portfolio was reduced significantly to provide the necessary funds for our acquisition and facility expansion programs. While we have international operations and a significant portion of our sales are to international customers, we consider the currency exchange market risk related to those activities to be immaterial.

Interest Rate - Our fixed-rate medium and short-term borrowing and our tax-exempt bond investments are subject to market risk. The debt securities in our portfolio at the end of 1998 have matured or been called and the funds used for our facility expansion. Hence, a 100 to 400 basis point shift in interest rates would not materially effect our operating results or our financial position. During 1999, will have in place a five year term borrowing at a relatively low fixed interest rate. After completion of this borrowing, a sudden upward surge in interest rates would not materially effect Isco's operating results.

Currency Exchange - The international sales of our United States based operations are denominated in U.S. dollars. The international sales of our German subsidiary are denominated in Deutsche marks. The currency exchange risk at the current level of activity is not material to our operating results or financial position. Our market risk resulting from the translation of the profit and loss of STIP and from our permanent investment in our foreign subsidiaries is not material.

INFLATION

The effect of inflation on the costs of our company and its ability to pass on cost increases in the form of increased prices is dependent upon market conditions and the competitive environment. The general level of inflation in the U.S. economy has been relatively low for the past several years and has not, to date, had a significant effect on our company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Isco, Inc.

We have audited the accompanying consolidated balance sheets of Isco, Inc. and subsidiaries as of July 31, 1998 and July 25, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended July 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Isco, Inc. and subsidiaries as of July 31, 1998 and July 25, 1997, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1998 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP


Lincoln, Nebraska
October 2, 1998

                          ISCO, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (amounts in thousands, except per share data)

                                                                      Year Ended
                                                          -------------------------------------
                                                          July 31        July 25        July 26
                                                            1998           1997           1996
                                                          -------        -------        -------
Net sales                                                 $47,912        $40,733        $39,981
Cost of sales                                              21,567         17,973         17,790
                                                          -------        -------        -------
                                                           26,345         22,760         22,191
                                                          -------        -------        -------

Expenses:
   Selling, general, and administrative                    22,540         18,222         15,779
   Research and engineering                                 6,315          4,526          4,775
   Restructuring charges (Note M)                              --             --          1,752
                                                          -------        -------        -------
                                                           28,855         22,748         22,306
                                                          -------        -------        -------
Operating income (loss)                                    (2,510)            12           (115)
                                                          -------        -------        -------

Non-operating income:
   Investment income                                          515            930          1,088
   Other                                                      345            635            374
                                                          -------        -------        -------
                                                              860          1,565          1,462
                                                          -------        -------        -------

Earnings (loss) before income taxes                        (1,650)         1,577          1,347

Income taxes (tax benefit) (Note H)                          (453)           251            360
                                                          -------        -------        -------

Net earnings (loss)                                       $(1,197)       $ 1,326        $   987
                                                          -------        -------        -------
                                                          -------        -------        -------

Basic earnings (loss) per share                             $(.21)          $.25           $.18
                                                          -------        -------        -------
                                                          -------        -------        -------

Diluted earnings (loss) per share                           $(.21)          $.25           $.18
                                                          -------        -------        -------
                                                          -------        -------        -------

Weighted average number of shares outstanding               5,607          5,351          5,353
                                                          -------        -------        -------
                                                          -------        -------        -------

The accompanying notes are an integral part of the consolidated financial statements.

                          ISCO, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        (Columnar amounts in thousands)

                                                         July 31        July 25
                                                           1998           1997
                                                         --------       -------
ASSETS

Current assets:
 Cash and cash equivalents                               $  3,837       $  1,810
 Short-term investments (Note C)                            1,361          8,813
 Accounts receivable, trade (Note B)                        8,124          8,456
 Inventories (Note D)                                       9,902          8,005
 Refundable income taxes                                      279             69
 Deferred income taxes (Note H)                             1,023            481
 Other current assets                                         617          1,324
                                                          -------        -------
  Total current assets                                     25,143         28,958

Property, plant, and equipment (Note E)                    15,658          7,901

Long-term investments (Note C)                                862          6,602
Deferred income taxes (Note H)                                492             --
Other assets (Note F)                                       7,462          3,247
                                                          -------        -------
  Total assets                                            $49,617        $46,708
                                                          -------        -------
                                                          -------        -------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                        $  1,915       $  1,325
 Accrued expenses (Note G)                                  2,925          2,321
 Income taxes payable                                          18             57
 Notes payable (Note I)                                     1,263             --
                                                          -------        -------
  Total current liabilities                                 6,121          3,703
                                                          -------        -------

Long-term debt (Note J)                                       690             --
Deferred income taxes (Note H)                                 --            525

Shareholders' equity (Notes K and R):
 Preferred stock, $.10 par value, authorized 5,000,000
  shares; issued none
 Common stock, $.10 par value, authorized 15,000,000
  shares; issued 5,672,093 and 5,978,538 shares               567            598
 Additional paid-in capital                                37,886         36,846
 Retained earnings                                          4,352          6,683
 Net unrealized gain on available-for-sale securities           4             14
 Translation adjustments                                       (3)            --
                                                          -------        -------
                                                           42,806         44,141
 Less treasury stock, at cost, 0 and 625,299 shares            --          1,661
                                                          -------        -------
  Total shareholders' equity                               42,806         42,480
                                                          -------        -------
  Total liabilities and shareholders' equity              $49,617        $46,708
                                                          -------        -------
                                                          -------        -------

The accompanying notes are an integral part of the consolidated financial statements.

                          ISCO, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            (Amounts in thousands, except share and per share data)

                                                                                Net            Net
                                                                            unrealized     accumulated
                                                                            gain(loss)       foreign
                                     Common stock    Additional             on available-     currency        Treasury stock
                                 ------------------   paid-in    Retained     for-sale      translation     ---------------------
                                  shares     amount   capital    earnings    securities     adjustments     shares     amount
                                 ---------   ------  ----------  ---------   ------------   -----------     -------    -------
Balance, July 28, 1995           5,978,538     $598    $36,838    $  6,511       $(281)           $--       626,607    $(1,664)
Net earnings                            --       --         --         987          --             --            --         --
Cash dividends ($0.20 per share)        --       --         --      (1,070)         --             --            --         --
Net change in net unrealized
 gain on available-
 for-sale securities                    --       --         --          --          83             --            --         --
                                 ---------     ----    -------    --------       -----            ---       -------    -------
Balance, July 26, 1996           5,978,538     $598    $36,838    $  6,428       $(198)            --       626,607    $(1,664)
Net earnings                            --       --         --       1,326          --             --            --         --
Issuance of common stock                --       --          8          --          --             --        (1,308)         3
Cash dividends ($0.20 per share)        --       --         --      (1,071)         --             --            --         --
Net change in net unrealized
 gain on available-for-
 sale securities                        --       --         --          --         212             --            --         --
                                 ---------     ----    -------    --------       -----            ---       -------    -------

Balance, July 25, 1997           5,978,538     $598    $36,846    $  6,683       $  14             --       625,299    $(1,661)
Net loss                                --       --         --      (1,197)         --             --            --         --
Issuance of common stock           318,853       32      2,612          --          --             --            --         --
Retirement of treasury stock      (625,299)     (63)    (1,598)         --          --             --      (625,299)     1,661
Issuance of director options            --       --         26          --          --             --            --         --
Cash dividends ($0.20 per share)        --       --         --      (1,134)         --             --            --         --
Net change in net unrealized
 (loss) on available-for-
 sale securities                        --       --         --          --         (10)           --             --         --
Net change in accumulated
 foreign currency
 translation adjustments                --       --         --          --          --            $(3)           --         --
                                 ---------     ----    -------    --------       -----            ---       -------    -------
Balance, July 31, 1998           5,672,092     $567    $37,886    $  4,352        $  4            $(3)           --         --
                                 ---------     ----    -------    --------       -----            ---       -------    -------
                                 ---------     ----    -------    --------       -----            ---       -------    -------

The accompanying notes are an integral part of the consolidated financial statements.

                          ISCO, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (columnar amounts in thousands)

                                                                        Year Ended
                                                           --------------------------------------
                                                            July 31        July 25        July 26
                                                              1998           1997            1996
                                                            -------        -------         ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                         $(1,197)       $ 1,326        $   987
Adjustments to reconcile net earnings (loss) to
  net cash flows from operating activities:
    Depreciation and amortization                             2,784          2,234          1,931
    Deferred income taxes                                      (839)           (32)          (543)
    (Gain) loss on sale of investments                           61             86             (6)
    Gain on sale of property, plant, and equipment             (270)          (268)          (193)
    Provision for doubtful accounts                             207            126             81
    Loss on impairment of assets                              1,646             --            500
    Change in operating assets and liabilities:
      Accounts receivable, trade-(increase) decrease          1,622         (1,147)          (262)
      Inventories-(increase) decrease                          (837)        (1,899)         1,469
      Refundable income taxes-(increase) decrease              (210)           (42)           446
      Other current assets-(increase) decrease                  144            207           (414)
      Accounts payable-increase (decrease)                      237             87            316
      Accrued expenses-increase (decrease)                      213           (733)           746
      Income taxes payable-increase (decrease)                  (39)          (115)           152
    Other                                                      (284)           (93)           114
                                                            -------        -------        -------
 Total adjustments                                            4,435         (1,589)         4,337
                                                            -------        -------        -------
 Cash flows provided by (used for) operating activities       3,238           (263)         5,324
                                                            -------        -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of available-for-sale securities         2,648          3,328             91
  Proceeds from maturity of available-for-sale securities     9,967             --            105
  Proceeds from maturity of held-to-maturity securities         500            770          6,261
  Proceeds from sale of property, plant, and equipment          356            340            225
  Purchase of available-for-sale securities                     (34)          (556)        (8,371)
  Purchase of held-to-maturity securities                        --             --           (476)
  Purchase of property, plant, and equipment                 (8,928)        (1,394)          (940)
  Issuance of note receivable                                  (759)          (305)          (500)
  Purchase of subsidiaries and other acquisitions,
   net of cash acquired                                      (4,159)        (2,701)            --
  Other                                                          --           (758)          (292)
                                                            -------        -------        -------
    Cash flows used for investing activities                   (409)        (1,276)        (3,897)
                                                            -------        -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends paid                                        (1,134)        (1,071)        (1,070)
  Proceeds from borrowings                                      332             --             --
                                                            -------        -------        -------
    Cash flows used for financing activities                   (802)        (1,071)        (1,070)
                                                            -------        -------        -------

CASH AND CASH EQUIVALENTS:
  Net increase (decrease)                                     2,027         (2,610)           357
  Balance at beginning of year                                1,810          4,420          4,063
                                                            -------        -------        -------
  Balance at end of year                                    $ 3,837        $ 1,810        $ 4,420
                                                            -------        -------        -------
                                                            -------        -------        -------

See Note N for supplemental cash flow information.

The accompanying notes are an integral part of the consolidated financial statements.

                          ISCO, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Years ended July 31, 1998, July 25, 1997, and July 26, 1996
       (Columnar amounts in thousands, except share and per share data)

NOTE A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

DESCRIPTION OF BUSINESS. Isco, Inc. and its subsidiaries (the Company) design, manufacture, and market products worldwide which are used by industry and government to monitor compliance with water quality regulations and are used in a variety of research and testing laboratories and by industry to monitor product quality.

BASIS OF PRESENTATION. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. Investments in which the Company exercises significant influence over operating and financial policies are accounted for using the equity method.

For fiscal reporting purposes, the Company operates under a 52/53 week year, ending on the last Friday of July. Fiscal 1998 contained 53 weeks while fiscal 1997 and 1996 each contained 52 weeks.

USE OF ESTIMATES. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying values of cash, accounts receivable and accounts payable approximate fair value. Investments are reported at fair value based on quoted market prices. The fair value of long-term debt, which is based on the borrowing rates and terms currently available to the Company, approximates carrying value.

CASH AND CASH EQUIVALENTS. Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of three months or less.

INVESTMENTS. The Company classifies investments into three categories accounted for as follows: Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, in a separate component of shareholders' equity. The Company held no trading securities during the periods reported and generally does not trade securities. Sales of available-for-sale securities are recognized using the first-in, first-out method.

INVENTORIES. Inventories are valued at the lower of cost or market, principally on the last-in, first-out (LIFO) basis.

LONG-LIVED ASSETS. The Company follows the provisions of Statement of Financial Accounting Standards No. 121 (SFAS No. 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, the expected future cash flows (undiscounted and without interest charges) resulting from the use of the asset are estimated and an impairment loss is recognized if the sum of such cash flows is less than the carrying amount of the asset. Should such an assessment indicate that the value of a long-lived asset or goodwill is impaired, an impairment loss is recognized for the difference between the carrying value of the asset and its estimated fair value. Impairments recognized by the Company during 1998 and 1996 are discussed in Notes F and M, respectively.

PROPERTY, PLANT, AND EQUIPMENT. Property, plant, and equipment are stated at historical costs. Depreciation is provided using the straight-line and declining balance methods over estimated useful asset lives of 10 to 35 years for buildings and improvements and 3 to 10 years for machinery and equipment.

OTHER ASSETS. Intangible assets are amortized on a straight-line basis over estimated useful lives of 3 to 20 years.

REVENUE RECOGNITION. Sales of products and services are recorded based on shipment of products or performance of services. Revenue from extended warranty contracts is deferred and recognized on a pro rata basis over the life of the contracts.

FOREIGN CURRENCY TRANSLATION. The U.S. dollar is the functional currency of the Company's wholly owned Swiss subsidiary. The Deutsche mark (DM) is the functional currency of the Company's wholly owned German subsidiary. Exchange gains and losses resulting from transactions denominated in currencies other than the U.S. dollar are included in the results of operations for the year. Assets and liabilities are translated to U.S. dollars at current exchange rates as of each balance sheet date. Income and expense items are translated using average exchange rates during the year. Cumulative currency translation adjustments are presented as a separate component of stockholders' equity. Transaction gains and losses and unrealized gains and losses on intercompany receivables have not been material to date.

EMPLOYEE BENEFITS PLAN. The Beneficial Employee Trust of Isco (BETI), a voluntary employees' beneficiary association, was funded by Company and employee contributions. Certain employee benefits, including the weekly disability and medical protection plan and group insurance premiums, were paid by the BETI. Effective December 31, 1997, the Company terminated the trust to which contributions were made, assets held, and benefits paid. Subsequent to December 31, 1997, claims and expenses in excess of employee contributions and insurance reimbursements are funded directly by the Company.

RESEARCH AND ENGINEERING COSTS. Research and engineering costs are expensed as incurred.

INCOME TAXES. Income taxes are recorded using the liability method which recognizes the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

NET EARNINGS PER SHARE. Net earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." This Statement requires dual presentation of basic and diluted earnings per share, as well as restatement of earnings per share for all periods for which a statement of earnings is presented. Basic earnings per share data are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share data are based on the weighted average number of common shares outstanding during the period and the dilutive effect of stock options and common stock equivalents outstanding using the treasury stock method. A reconciliation is provided in Note Q.

RECLASSIFICATIONS. Certain reclassifications have been made to the prior years' financial statements to conform to the current year's presentation.

ACCOUNTING PRONOUNCEMENTS. The Financial Accounting Standards Boards issued Statement of Financial Accounting Standards No. 130. "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131. "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 130 establishes standards for reporting comprehensive income and its components in the consolidated financial statements. SFAS No. 131 establishes standards for reporting information on operating segments in interim and annual financial statements. SFAS No. 130 and SFAS No. 131 will become effective for the Company beginning in fiscal 1999. SFAS No. 130 and SFAS No. 131 require disclosure only, and will have no impact on the Company's consolidated financial position and results of operations. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivatives and Hedging Activities". The Company does not expect this statement to have a material impact on the financial position or results of operations of the Company.

NOTE B. ALLOWANCE FOR DOUBTFUL ACCOUNTS.

-------------------------------------------------------------------------------------------------
                                                             1998           1997          1996
-------------------------------------------------------------------------------------------------
Allowance at beginning of period                             $ 82          $  72          $  74
Provision for doubtful accounts                               207            126             81
Accounts written-off                                          (75)          (116)           (83)
                                                             ----          -----          -----
Allowance at end of period                                   $214          $  82          $  72
                                                             ----          -----          -----
                                                             ----          -----          -----
-------------------------------------------------------------------------------------------------

NOTE C. INVESTMENTS.

As of July 31, 1998:

----------------------------------------------------------------------------------------------------------------------------
                                                                          Gross          Gross         Fair
                                                        Amortized      Unrealized     Unrealized       Market       Carrying
                                                           Cost           Gains         Losses         Value          Value
----------------------------------------------------------------------------------------------------------------------------
Short-term investments:
 Available-for-sale securities:
   State and municipal securities                       $  1,357           $  4          $  --       $  1,361       $  1,361
                                                        --------           ----          -----       --------       --------
Total short-term investments                               1,357              4             --          1,361          1,361
                                                        --------           ----          -----       --------       --------

Long-term investments:
 Held-to-maturity securities:
   State and municipal securities                            250             --             --            250            250
 Available-for-sale securities:
   State and municipal securities                            610              2             --            612            612
                                                        --------           ----          -----       --------       --------
Total long-term investments                                  860              2             --            862            862
                                                        --------           ----          -----       --------       --------
                                                        $  2,217           $  6          $  --       $  2,223       $  2,223
                                                        --------           ----          -----       --------       --------
                                                        --------           ----          -----       --------       --------
----------------------------------------------------------------------------------------------------------------------------

As of July 25, 1997:

----------------------------------------------------------------------------------------------------------------------------
                                                                         Gross          Gross          Fair
                                                        Amortized      Unrealized     Unrealized       Market        Carrying
                                                           Cost          Gains         Losses          Value          Value
----------------------------------------------------------------------------------------------------------------------------
Short-term investments:
 Held-to-maturity securities:
   State and municipal securities                       $    500           $  1          $  --       $    501         $  500
 Available-for-sale securities:
   Mutual funds                                            4,268             --            (64)         4,204          4,204
   State and municipal securities                          4,092             17             --          4,109          4,109
                                                        --------           ----          -----       --------       --------
Total short-term investments                               8,860             18            (64)         8,814          8,813
                                                        --------           ----          -----       --------       --------

Long-term investments:
 Held-to-maturity securities:
   State and municipal securities                            250             --             (1)           249            250
 Available-for-sale securities:
   State and municipal securities                          6,026             43             --          6,069          6,069
   Preferred stock                                           259             24             --            283            283
                                                        --------           ----          -----       --------       --------
Total long-term investments                                6,535             67             (1)         6,601          6,602
                                                        --------           ----          -----       --------       --------
                                                        $ 15,395           $ 85          $ (65)      $ 15,415       $ 15,415
                                                        --------           ----          -----       --------       --------
                                                        --------           ----          -----       --------       --------
----------------------------------------------------------------------------------------------------------------------------

The contractual maturities of securities range from less than one year to fifteen years. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Proceeds from sales of available-for-sale securities during fiscal years 1998, 1997, and 1996 were $2,648,000, $3,328,000, and $91,000, respectively. Gross gains of $31,000, $0, and $6,000 and gross losses of $92,000, $86,000, and $0, were recognized in fiscal 1998, 1997, and 1996, respectively.

NOTE D. INVENTORIES.

--------------------------------------------------------------------------------
                                                            1998           1997
--------------------------------------------------------------------------------
 Raw materials                                             $3,831         $3,389
 Work-in-process                                            3,164          2,755
 Finished goods                                             2,907          1,861
                                                           ------         ------
                                                           $9,902         $8,005
                                                           ------         ------
                                                           ------         ------
--------------------------------------------------------------------------------

Had inventories been valued on the first-in, first-out (FIFO) basis, they would have been approximately $1,377,000, and $1,344,000 higher than reported on the LIFO basis at July 31, 1998 and July 25, 1997, respectively. Approximately 74 percent and 77 percent of inventory has been valued by the LIFO method at July 31, 1998 and July 25, 1997, respectively.

NOTE E. PROPERTY, PLANT, AND EQUIPMENT.

--------------------------------------------------------------------------------
                                                            1998           1997
--------------------------------------------------------------------------------
 Land                                                     $   762       $    762
 Buildings and improvements                                 9,297          8,368
 Machinery and equipment                                   15,566         14,767
 Software                                                   1,571          1,482
 Construction-in-progress                                   7,698            469
                                                          -------       --------
                                                           34,894         25,848
 Less accumulated depreciation                             19,236         17,947
                                                          -------       --------
                                                          $15,658       $  7,901
                                                          -------       --------
                                                          -------       --------
--------------------------------------------------------------------------------

NOTE F. OTHER ASSETS.

---------------------------------------------------------------------------------
                                                             1998          1997
---------------------------------------------------------------------------------
 Intangibles, net of accumulated amortization of $317,000
   and $449,000                                             $3,462         $1,466
 Investment in AFTCO net of accumulated amortization of
   $25,000 and $0                                            1,386             --
 Investment in Geomation, Inc.                                  --            480
 Cash value of life insurance                                1,060            996
 Notes receivable - related party                            1,000            241
 Other                                                         554             64
                                                            ------         ------
                                                            $7,462         $3,247
                                                            ------         ------
                                                            ------         ------
---------------------------------------------------------------------------------

Intangibles include intellectual property, engineering drawings, patents, licenses, customer or market lists and trade names. The increase in intangibles during 1998 resulted principally from the three business combinations consummated in 1998, discussed in Note P.

The Suprex product line acquired has failed to achieve the original projections of operating performance. Furthermore, based on a reassessment of future expectations of non-discounted cash flows and operating performance related to the Suprex product line, management of the Company has determined that certain assets recorded in connection with the acquisition are impaired. Accordingly, an impairment charge was recorded for $1.6 million. This consists of write-offs of intangibles of $1.0 million and inventory reserves of $.6 million.

NOTE G. ACCRUED EXPENSES.

--------------------------------------------------------------------------------
                                                             1998         1997
--------------------------------------------------------------------------------
 Salaries, wages, and commissions                          $1,287         $1,063
 Profit sharing contribution                                  --             112
 Vacation/personal time                                       635            569
 Property, payroll, and sales tax                             365            343
 Other                                                        638            234
                                                           ------         ------
                                                           $2,925         $2,321
                                                           ------         ------
                                                           ------         ------
--------------------------------------------------------------------------------

NOTE H. INCOME TAXES.

Income tax expense consists of:

------------------------------------------------------------------------------------------------
                                                             1998           1997        1996
------------------------------------------------------------------------------------------------
 Federal:
   Current                                                 $  273           $215         $  618
   Deferred                                                  (771)           (58)          (468)
 State:
   Current                                                    104             58            276
   Deferred                                                   (68)            26            (75)
 Foreign:
   Current                                                      9             10              9
                                                            -----           ----         ------
                                                            $(453)          $251         $  360
                                                            -----           ----         ------
                                                            -----           ----         ------
------------------------------------------------------------------------------------------------

The provision for income taxes is reconciled with the amount of income taxes computed at the federal statutory rate as follows:


------------------------------------------------------------------------------------------------
                                                             1998           1997         1996
------------------------------------------------------------------------------------------------
 Computed "expected federal" tax expense                    $(560)         $  536         $  458
 Alternative minimum tax (AMT)                                 86             181            --
 State income taxes, net of federal tax benefit                 7              72             71
 Foreign income taxes                                           9              10              9
 Exempt foreign sales corporation income                      (96)           (111)           (70)
 Tax-exempt income                                           (163)           (265)          (292)
 Permanent differences on intangibles                         179             --             --
 Prior years' federal & state income tax adjustments          (95)           (139)           166
 Other                                                        180             (33)            18
                                                            -----          ------         ------
                                                            $(453)          $ 251         $  360
                                                            -----          ------         ------
                                                            -----          ------         ------
------------------------------------------------------------------------------------------------

The July 31, 1998 and July 25, 1997 components of deferred income tax assets and liabilities resulting from temporary differences between financial and tax reporting are as follows:

---------------------------------------------------------------------------------
                                                             1998         1997
---------------------------------------------------------------------------------
 Deferred assets:
  Uniform capitalization of inventory costs                $  510         $  455
  Inventory valuation reserve                                 272            --
  Vacation/personal time                                      179            158
  Restructuring charges                                       --               2
  Write-down of property                                      189            189
  Capital loss carry forward                                   75             51
  AMT credit carry forward                                     86            181
  Reserve for doubtful accounts                                81             31
  Suprex intangibles                                          626            121
  Deferred warranty income                                     14             16
  Organization expenses                                        39             25
  Net operating loss carry forwards                           529            --
  Research and development credit carry forwards              143            --
  Other                                                        58             53
                                                          -------         ------
  Total deferred assets                                     2,801          1,282
                                                          -------         ------
 Deferred liabilities:
  Depreciation                                                941            872
  Prepaid expenses                                            210            264
  BETI contribution                                           --              92
  Securities valuations                                         2              8
  Other                                                       133             90
                                                          -------         ------
  Total deferred liabilities                                1,286          1,326
                                                          -------         ------
 Net deferred liabilities (assets)                        $(1,515)         $  44
                                                          -------         ------
                                                          -------         ------

---------------------------------------------------------------------------------

At July 31, 1998, the Company had United States net operating loss carry forwards of approximately $700,000 which expire in fiscal years 2003 through 2011 and an additional German net operating loss carry forward of $700,000 which is not subject to expiration. At July 31, 1998, the Company had a net capital loss carry forward of approximately $200,000 which expires in fiscal years 2000 through 2003.

NOTE I. SHORT-TERM BORROWING.

At July 31, 1998, the Company had available $3,000,000 and $300,000 in unsecured lines of credit expiring December 31, 1998 and May 31, 1999, respectively. The Company had no outstanding borrowings against its lines of credit during the fiscal years ended July 31, 1998 and July 25, 1997.

The Company's German subsidiary, STIP Siepmann und Teutscher GmbH (STIP) (refer to Note P), maintains a revolving credit agreement which provides for borrowing up to DM3,000,000 (US$1,400,000) guaranteed by the Company. This agreement provides for interest rates ranging from 5.7 percent to 8.5 percent and matures on March 1, 1999. The amount outstanding at July 31, 1998 was DM2,288,000 (US$1,263,000).

NOTE J. LONG-TERM DEBT AT JULY 31, 1998 CONSISTS OF THE FOLLOWING:

------------------------------------------------------------------
                                                             1998
------------------------------------------------------------------
 Note due March 2000, 7.5%                                   $280
 Note due June 2003, 7.5%                                     410
                                                             ----
                                                             $690
                                                             ----
                                                             ----
------------------------------------------------------------------

Interest payments are due on a quarterly basis and principal is due at maturity.

NOTE K. STOCK OPTION PLANS.

Isco had three stock option plans in effect at July 31, 1998: the 1985 Incentive Stock Option Plan (1985 Plan), the 1996 Stock Option Plan (1996
Plan), and the 1996 Outside Directors' Stock Option Plan (1996 Directors'
Plan). Under each of these plans, options may be granted only during the 10 years following the inception of the plan.

In July 1985, the Company adopted the 1985 Plan, which authorized the future issuance of up to 174,570 shares to officers and key employees. During fiscal 1997, the Company adopted the 1996 Plan, which authorized the future issuance of up to 250,000 shares to officers, key employees, and designated individuals. Under both plans, qualified options are to be granted at not less than 100 percent of the fair market value of the common stock when granted. The options are exercisable over a period not greater than 10 years from the date of grant. A portion of the options are immediately exercisable at date of grant and the remainder are contingent upon achieving specified annual revenue and operating income targets. The 1996 Plan also authorized the issuance of non-qualified options which may be granted at not less than 80 percent of the fair market value of the common stock when granted.

During fiscal 1997, the Company adopted the 1996 Directors' Plan, which authorized the future issuance of up to 100,000 shares to non-employee directors of the Company. The options are exercisable, at the date of grant, over a period not greater than ten years. At the time the options are granted, the fair value of the options is recorded as compensation expense and this value is added to additional paid in capital.

Stock option activity under the Plans is as follows:

----------------------------------------------------------------------------------------------------------------------------------
                                                                         Incentive Stock Options
                                          ----------------------------------------------------------------------------------------
                                                   1985 Plan                     1996 Plan                 1996 Directors' Plan
                                          ---------------------------   ----------------------------  ----------------------------
                                                     Weighted Average               Weighted Average            Weighted Average
                                             Shares   Option Price       Shares      Option Price     Shares      Option Price
                                          ---------  ----------------  --------     ---------------- --------   ------------------
Outstanding, July 28, 1995                  163,195      $12.22            --        $  --             --         $  --
Granted                                        --          --              --           --             --            --
Exercised                                      --          --              --           --             --            --
Canceled                                    (10,005)      13.04            --           --             --            --
                                            -------                     -------                      ------
Outstanding, July 26, 1996                  153,190       12.16            --           --             --            --
Granted                                        --          --           10,000         8.13          4,000           9.63
Exercised                                      --          --              --           --             --            --
Canceled                                    (18,745)      13.04            --           --             --            --
                                            -------                     -------                      ------
Outstanding, July 25, 1997                  134,445       12.04          10,000         8.13          4,000          9.63
Granted                                        --          --           194,724         9.12          4,667          9.07
Exercised                                      --          --              --           --             --
Canceled                                     (3,335)      13.04            --           --           (2,000)         9.63
                                            -------                     -------                      ------
Outstanding, July 31, 1998                  131,110      $12.03         204,724        $9.07          6,667         $9.23
                                            -------                     -------                      ------
                                            -------                     -------                      ------

----------------------------------------------------------------------------------------------------------------------------------

At July 31, 1998, 124,781 shares were exercisable at a weighted average option price of $10.27.

No compensation cost has been recorded relative to the employee option plans. The pro forma effect on fiscal 1998 and 1997 net earnings (loss) and earnings
(loss) per share of accounting for stock-based compensation using the fair value method required by statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" is approximately $98,000 and $.02, and $30,000 and $.01, respectively. The fair value for options granted under the 1996 Plan was estimated at the date of grant using the binomial option pricing model with the following assumptions for 1998 and 1997, respectively: dividend yield of 2.2 and 2.5 percent; expected volatility of 25 and 30 percent; risk free interest rate of 6.0 and 7.0 percent; and expected lives of seven and seven years.

NOTE L. RETIREMENT PLAN.

The Company has a defined contribution retirement plan covering its United States employees operating out of the headquarters and who satisfy age and service requirements. The Company makes annual contributions to the plan of approximately 7% of defined pre-tax earnings. Company contributions to the plan are limited to 15% of aggregate compensation of the participants. The Company's contributions approximated $0, $112,000, and $97,000, for the fiscal years 1998, 1997, and 1996, respectively.

The Company also has 401(k) salary reduction plans for its United States-based employees. Under the terms of the plans, an employee may reduce his or her salary by up to 12%. The Company matches the reduction, up to 10%, with a 20% matching contribution. The combined amount is then contributed to the plans on behalf of the employee. During fiscal years 1998, 1997, and 1996, the Company made matching contributions to the 401(k) salary reduction plans of approximately $152,000, $138,000, and $148,000, respectively.

NOTE M. RESTRUCTURING CHARGES.

Operating expenses for the year ended July 26, 1996, include a pre-tax charge of $1,752,000 for the restructuring costs associated with the consolidation of the Company's two divisions and are comprised of the following:

-------------------------------------------------------------------
                                                            1996
-------------------------------------------------------------------
 Workforce reduction costs                                 $1,165
 Write down of facility                                       500
 Other restructuring costs                                     87
                                                           ------
                                                           $1,752
                                                           ------
                                                           ------
-------------------------------------------------------------------

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

NOTE N. SUPPLEMENTAL CASH FLOW INFORMATION.

During fiscal years 1998, 1997, and 1996, the Company made income tax payments of approximately $635,000, $435,000, and $305,000, respectively.

During fiscal 1998 the Company made interest payments on debt of $46,000.

NOTE O. INTERNATIONAL SALES.

---------------------------------------------------------------------------
                                        1998           1997          1996
---------------------------------------------------------------------------
  Europe                             $ 5,323        $ 5,180        $ 5,075
  Asia                                 5,131          3,017          3,122
  North America                        1,243          1,126          1,238
  Other                                1,512          1,059          1,228
                                     -------        -------        -------
                                     $13,209        $10,382        $10,663
                                     -------        -------        -------
                                     -------        -------        -------
---------------------------------------------------------------------------

NOTE P. ACQUISITIONS.

On September 17, 1997, the Company acquired all the outstanding shares of Geomation, Inc., Golden, Colorado. The Company previously had owned 18 percent of the outstanding shares. The acquisition required approximately $929,000 in cash and the issuance of 318,853 shares of the Company's common stock. The transaction also included an earn-out provision, which depending upon the performance of Geomation through July 1998, would have required the payment of up to approximately $250,000 of additional cash and the issuance of additional shares of the Company's common stock with a market value of up to approximately $750,000. The earn-out thresholds were not achieved and therefore the provision was not activated.

On December 29, 1997, the company acquired all the outstanding shares STIP Siepmann und Teutscher GmbH (STIP), of GroB-Umstadt, Germany. STIP produces a broad line of process monitoring instrumentation designed specifically for wastewater treatment applications. The acquisition required cash of approximately $232,000. In a separate and simultaneous transaction, the Company also acquired 100 percent of the technology covering the products produced by STIP. This technology was acquired from a partnership owned by Messrs. Siepmann und Teutscher for cash of approximately $1,686,000. The transaction also included an earn-out provision, which depending upon the performance of STIP through December 1999, may require the payment of additional cash of up to approximately $1,700,000.

The transactions were accounted for as purchases.

The purchase price was comprised of the following consideration:

---------------------------------------------------------------------------------
                                                        Geomation         STIP
                                                        ---------        -------
 Amount paid to sellers for stock and technology:
   Cash paid                                               $  929         $1,918
   Common stock issued                                      2,644            --
   Note receivable forgiven                                   556            --
   Original interest in investee                              440            --

   Liabilities assumed                                        180          2,208
                                                           ------         ------
 Total consideration                                       $4,749         $4,126
                                                           ------         ------
                                                           ------         ------
---------------------------------------------------------------------------------

The purchase price allocation is summarized as follows:

---------------------------------------------------------------------------------
                                                        Geomation         STIP
                                                        ---------        -------
 Cash                                                      $  169          $  24
 Accounts Receivable                                          825            680
 Inventory                                                    572          1,114
 Property and equipment                                       332            143
 Deferred tax asset                                           456            258
 Other assets*:
   Customer lists/trade names                                 164            --
   Engineering drawings and technology                        472          1,686
   Acquired R&D                                               302            --
   Goodwill                                                 1,457            --
   Other                                                      --             221
                                                           ------         ------
                                                           $4,749         $4,126
                                                           ------         ------
                                                           ------         ------

* The life of these intangibles ranges from 3 to 15 years.   The
  "acquired R&D" was expensed in the first quarter of fiscal 1998.
---------------------------------------------------------------------------------

The following unaudited pro forma financial information sets forth the results of operations of Isco, Inc. as if the acquisitions of Geomation and STIP had occurred on July 27, 1996:

Pro forma financial information (unaudited)

----------------------------------------------------------------------------------------------------------------
                                                                                   1998
                                                        --------------------------------------------------------
                                                                       Geomation        STIP
                                                          Isco as      Pro forma      Pro forma   Consolidated
                                                         Reported        Impact         Impact     Pro forma
                                                        ----------     ----------    -----------  ------------
 Net sales                                                $47,912         $  141         $1,990        $50,043
 Net earnings (loss)                                       (1,197)           326             37           (834)
 Net earnings (loss) per share                              $(.21)          $.05           $.01          $(.15)
 Weighted average number of shares outstanding              5,607             65            --           5,672
----------------------------------------------------------------------------------------------------------------

                                                                                   1997
                                                        --------------------------------------------------------
                                                                       Geomation        STIP
                                                          Isco as      Pro forma      Pro forma   Consolidated
                                                         Reported        Impact         Impact     Pro forma
                                                        ----------     ----------    -----------  ------------
 Net sales                                                $40,733         $3,024         $4,217       $47,974
 Net earnings (loss)                                        1,326           (208)          (489)          629
 Net earnings (loss) per share                               $.25          $(.04)         $(.10)         $.11
 Weighted average number of shares outstanding              5,351            319            --          5,670

----------------------------------------------------------------------------------------------------------------

On March 31, 1998, the Company and AMJ Equipment Corporation, Lakeland, Florida, completed the formation of Advanced Flow Technology Co. (AFTCO) a limited partnership located in Lakeland, Florida. Each partner owns 50 percent of AFTCO. The Company's cash investment of approximately $1.5 million is accounted for under the equity method. The cost in excess of net assets acquired of approximately $750,000 is being amortized on a straight-line basis over 10 years. AFTCO designs, manufactures, and markets electromagnetic full-pipe flow meters.

NOTE Q. EARNINGS PER SHARE.

The following table provides a reconciliation between basic and diluted earnings per share:

-------------------------------------------------------------------------------------------------
                                Computation of earnings per share
-------------------------------------------------------------------------------------------------
                                                             1998           1997        1996
                                                          ---------       --------    --------
Numerator:
 Net earnings (loss) for both basic and diluted
   earnings per share                                      $(1,197)        $1,326        $987
                                                           -------         ------      ------
                                                           -------         ------      ------
Denominator:
 Denominator for basic earnings per share
 Weighted average outstanding shares                         5,607          5,351       5,353
 Effect of dilutive securities:
  Common stock equivalents and dilutive stock options          --               5         --
                                                           -------         ------      ------

Denominator for diluted earnings per share                   5,607          5,356       5,353
                                                           -------         ------      ------
                                                           -------         ------      ------
Net earnings (loss) per share:
 Basic                                                       $(.21)          $.25        $.18
                                                           -------         ------      ------
                                                           -------         ------      ------
 Diluted                                                     $(.21)          $.25        $.18
                                                           -------         ------      ------
                                                           -------         ------      ------
-------------------------------------------------------------------------------------------------

Options to purchase 357,944, 151,427, and 142,820 shares of common stock were outstanding during the periods ended July 31, 1998, July 25, 1997, and July 26, 1996, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common stock and, therefore, their effect would be anti-dilutive.

NOTE R. RETIREMENT OF TREASURY STOCK.

Effective July 31, 1998, the Company's Board of Directors authorized the retirement of all treasury shares.

NOTE S. COMMITMENTS AND CONTINGENCIES.

COMMITMENTS. As of September 25, 1998, the Company has commitments totaling approximately $3 million relating to building expansion.

On January 22, 1998, Zellweger Analytics, Inc. ("Zellweger") filed an action against Isco in the United States District Court in Galveston, Texas. The suit alleges patent and trade dress infringement involving our EZ TOC product. Zellweger sought to enjoin Isco from making, using, and selling the EZ TOC and seeks unspecified damages. On January 23, 1998, the Court issued a preliminary injunction, expiring July 8, 1998, enjoining Isco's production, use, and sale of EZ TOC. Zellweger was required to post a $500,000 bond for the injunction to become operative. That bond was posted on February 12, 1998.

We believe the EZ TOC did not infringe either the patent or trade dress. Isco intends to vigorously defend the charges and believes that it will ultimately prevail in this matter. We do not believe that the number of EZ TOC products manufactured and sold to date would subject Isco to any material damage claims.

In the normal course of business, the Company is involved in various legal actions. Management is of the opinion that none of these legal actions will materially affect the financial position of the Company.

STATEMENTS OF OPERATIONS BY QUARTER. (unaudited)
(Columnar amounts in thousands, except per share data)

-----------------------------------------------------------------------------------------------------------------------------------

                                      First Quarter            Second Quarter            Third Quarter            Fourth Quarter
                                 ----------------------   ----------------------    ----------------------    ---------------------
                                    1998       1997          1998       1997           1998       1997           1998       1997
                                 ---------   ---------    ---------   ---------     ---------   ---------     ---------   ---------
Net sales                         $11,500     $9,224        $10,384     $9,846        $13,246    $10,282        $12,782    $11,381
Cost of sales                       4,834      4,156          4,545      4,448          5,940      4,228          6,248      5,141
                                  -------     ------        -------     ------        -------    -------        -------    -------
                                    6,666      5,068          5,839      5,398          7,306      6,054          6,534      6,240
                                  -------     ------        -------     ------        -------    -------        -------    -------
Expenses:
 Selling, general and
   administrative                   4,853      4,317          4,817      4,417          5,657      4,729          7,213      4,759
 Research and engineering           1,594      1,091          1,447      1,103          1,700      1,086          1,574      1,246
                                  -------     ------        -------     ------        -------    -------        -------    -------
                                    6,447      5,408          6,264      5,520          7,357      5,815          8,787      6,005
                                  -------     ------        -------     ------        -------    -------        -------    -------

Operating income (loss)               219       (340)          (425)      (122)           (51)       239         (2,253)       235

Non-operating income                  223        367            275        410            185        315            177        473
                                  -------     ------        -------     ------        -------    -------        -------    -------
Earnings (loss) before
 income taxes                         442         27          (150)        288            134        554        (2,076)        708
Income taxes (tax benefit)            150       (61)          (104)         69           (40)         91          (459)        152
                                  -------     ------        -------     ------        -------    -------        -------    -------
Net earnings (loss)                $  292      $  88        $  (46)     $  219         $  174     $  463     $  (1,617)     $  556
                                  -------     ------        -------     ------        -------    -------        -------    -------
                                  -------     ------        -------     ------        -------    -------        -------    -------
Basic earnings (loss)
 per share                           $.05       $.02         $(.01)       $.04           $.03       $.09         $(.28)       $.10
                                  -------     ------        -------     ------        -------    -------        -------    -------
                                  -------     ------        -------     ------        -------    -------        -------    -------

Weighted average shares
 outstanding                        5,497      5,354          5,672      5,356          5,672      5,357          5,672      5,359
                                  -------     ------        -------     ------        -------    -------        -------    -------
                                  -------     ------        -------     ------        -------    -------        -------    -------

Quarterly per share amounts may not add to annual total due to rounding.
-----------------------------------------------------------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Incorporated by reference from the Isco, Inc., Proxy Statement for Annual Meeting of Shareholders to be held December 10, 1998, under the captions ELECTION OF DIRECTORS, LIST OF CURRENT EXECUTIVE OFFICERS OF THE COMPANY, and ADDITIONAL INFORMATION - Compliance with Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION.

Incorporated by reference from the Isco, Inc., Proxy Statement for Annual Meeting of Shareholders to be held December 10, 1998, under the caption EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Incorporated by reference from the Isco, Inc., Proxy Statement for Annual Meeting of Shareholders to be held December 10, 1998, under the captions GENERAL and ELECTION OF DIRECTORS.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

                                 PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

a. The following documents are filed as a part of this report:

                                                                                page
                                                                               number

 1.  Financial Statements:

     Independent Auditors' Report                                                12

     Consolidated Statements of Operations for fiscal years
       ended July 31, 1998, July 25, 1997, and July 26, 1996                     13

     Consolidated Balance Sheets at July 31, 1998 and July 25, 1997              14

     Consolidated Statements of Shareholders' Equity for fiscal years ended
       July 31, 1998, July 25, 1997, and July 26, 1996                           15

     Consolidated Statements of Cash Flows for fiscal years ended July 31,
       1998, July 25, 1997, and July 26, 1996                                    16

     Notes to Consolidated Financial Statements                                  17

     Financial statements of the Registrant's subsidiaries are omitted because the Registrant is, primarily, an operating company and the subsidiaries are wholly owned.



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
(CONTINUED)

 2.  Schedules:
       The required schedules have been omitted because the required information is provided in the financial statements and notes thereto.

b. Reports on Form 8-K filed for the three months ended July 31, 1998:

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

   (21) List of Isco's Subsidiaries:
        Isco Instruments (Europe) GmbH (organized under the laws of Switzerland)
        Isco, Ltd. (organized under the laws of Barbados)
        Geomation, Inc. (incorporated in Nebraska)
        STIP Siepmann und Teutscher GmbH (organized under the laws of Germany)

   (23) Independent Auditors' Consent                                            32

   (27) Financial Data Schedule                                                  33

   (99) Plan Year 1998 Financial Statements of the Isco, Inc. Retirement Plu$
        Plan                                                                     34

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISCO, INC.



By: /s/Robert W. Allington                By: /s/Philip M. Wittig
   ---------------------------------         ----------------------------------
   Robert W. Allington,                      Philip M. Wittig
   Chief Executive Officer,                  Treasurer, Chief Financial
   and Director                              Officer and Director

Date: October 22, 1998                    Date: October 22, 1998


By: /s/Douglas M. Grant                   By: /s/Vicki L. Benne
   ---------------------------------         ----------------------------------
   Douglas M. Grant,                         Vicki L. Benne, Controller
   President, Chief Operating
   Officer, and Director

Date: October 22, 1998                    Date: October 22, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




By: /s/Dale L. Young                      By: /s/James L. Linderholm
   ---------------------------------         ----------------------------------
   Dale L. Young, Secretary and              James L. Linderholm, Director
   Director

Date: October 21, 1998                    Date: October 22, 1998



By: /s/James L. Carrier                   By: /s/John J. Brasch
   ---------------------------------         ----------------------------------
   James L. Carrier, Director                John J. Brasch, Director

Date: October 22, 1998                    Date: October 22, 1998