Form 10-Q
period 1998-10-30
ISCO INC
filed 1998-12-09
CIK 773730

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 30, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to
                                    ------------    ------------

                     Commission file number   0-14429
                                            -------------------


                              Isco, Inc.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)


              Nebraska                                   47-0461807
      -----------------------             ----------------------------------
      (State of Incorporation)            (I.R.S. Employer Identification No)



4700 Superior Street,  Lincoln, Nebraska                 68504-1398
----------------------------------------                ------------
(Address of principal executive offices)                 (Zip Code)


                           (402) 464-0231
     ----------------------------------------------------
     (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        -----   -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 27, 1998:


Common Stock, $0.10 par value                       5,643,992
------------------------------                  ----------------
           Class                                Number of Shares

                            ISCO, INC. AND SUBSIDIARIES

                                 TABLE OF CONTENTS


                                                                       Page
                                                                      Number
                                                                      ------

                           PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited):

          Condensed Consolidated Statements of Operations                  3

          Condensed Consolidated Balance Sheets                            4

          Condensed Consolidated Statements of Cash Flows                  5

          Notes to Condensed Consolidated Financial Statements             6

Item 2.   Management's Discussion and Analysis                             7



                            PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                               10

Item 6.   Exhibits and Reports on Form 8-K:

     (a)  Exhibits:

          27 - Financial Data Schedule                                    11

                              ISCO, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)



(Amounts in thousands, except per share data)
--------------------------------------------

                                                                          Three months ended
                                                                         ----------------------
                                                                         Oct 30          Oct 24
                                                                          1998            1997
                                                                         ---------     --------
Net sales                                                                $13,486        $11,500
Cost of sales                                                              5,953          4,834
                                                                         ---------     --------
                                                                           7,533          6,666
                                                                         ---------     --------
Expenses:
  Selling, general, and administrative                                     5,486          4,853
  Research and engineering                                                 1,514          1,594
                                                                         ---------     --------
                                                                           7,000          6,447
                                                                         ---------     --------

Operating income                                                             533            219

Net non-operating income                                                     162            232

Interest expense                                                             (24)            (9)
                                                                         ---------     --------

Earnings before income taxes                                                 671            442

Income tax provision                                                         105            150
                                                                         ---------     --------

Net earnings                                                             $   566        $   292
                                                                         ---------     --------
                                                                         ---------     --------


Basic earnings per share                                                    $.10           $.05
                                                                           ------         -----
                                                                           ------         -----

Diluted earnings per share                                                  $.10           $.05
                                                                           ------         -----
                                                                           ------         -----

Weighted average number of shares outstanding                              5,648          5,497

Additional shares assuming exercise of common stock
  equivalents and dilutive stock options                                       9              8
                                                                         ---------     --------

  Total                                                                    5,657          5,505
                                                                         ---------     --------
                                                                         ---------     --------


Cash dividend per share                                                     $.05           $.05
                                                                           ------         -----
                                                                           ------         -----



The accompanying notes are an integral part of the condensed consolidated financial statements.

                           ISCO, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS



(Columnar amounts in thousands)
-------------------------------
                                                                                        Oct 30         Jul 31
                                                                                         1998            1998
                                                                                     ------------     ----------
                                                                                     (Unaudited)

                                        ASSETS
Current assets:
   Cash and cash equivalents                                                           $  1,939       $  3,837
   Short-term investments                                                                 1,187          1,361
   Accounts receivable - trade, net of allowance for doubtful accounts
      of $192,000 and $214,000                                                            9,247          8,124
   Inventories (Note 3)                                                                  10,022          9,902
   Refundable income taxes                                                                  453            279
   Deferred income taxes                                                                    803          1,023
   Other current assets                                                                     636            617
                                                                                     ----------       --------

      Total Current Assets                                                               24,287         25,143

Property, plant, and equipment, net of accumulated depreciation
   of $19,537,000 and $19,236,000                                                        17,618         15,658

Long-term investments                                                                       372            862

Deferred income taxes                                                                       464            492

Other assets (Note 4)                                                                     7,369          7,462
                                                                                     ----------       --------
Total Assets                                                                            $50,110        $49,617
                                                                                     ----------       --------
                                                                                     ----------       --------

                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                    $  1,799       $  1,915
   Note payable                                                                           1,451          1,263
   Other current liabilities                                                              3,187          2,943
                                                                                     ----------       --------

      Total Current Liabilities                                                           6,437          6,121

Long-term debt                                                                              756            690

Total Liabilities                                                                         7,193          6,811

Shareholders' equity (Note 5):

  Preferred stock, $.10 par value, authorized 5,000,000 shares; issued none                  --           --
  Common stock, $.10 par value, authorized 15,000,000 shares; issued  5,643,992
      and 5,672,093 shares                                                                  564            567
  Additional paid-in capital                                                             37,723         37,886
  Retained earnings                                                                       4,631          4,352
  Accumulated other comprehensive income (loss)                                              (1)             1
                                                                                     ----------       --------
          Total Shareholders' Equity                                                     42,917         42,806
                                                                                     ----------       --------
Total Liabilities and Shareholders' Equity                                              $50,110        $49,617
                                                                                     ----------       --------
                                                                                     ----------       --------


The accompanying notes are an integral part of the condensed consolidated financial statements.

                            ISCO, INC. AND SUBSIDIARIES


                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)



(Columnar amounts in thousands)
-------------------------------

                                                                                           Three months ended
                                                                                         ---------------------
                                                                                          Oct 30        Oct 24
                                                                                           1998          1997
                                                                                         ---------    --------

Cash flows from operating activities:
   Net earnings                                                                        $    566       $    292
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                                                         560            581
      Change in operating assets and liabilities                                         (1,008)          (287)
      Other                                                                                 (90)            47
                                                                                       --------       --------
   Total adjustments                                                                       (538)           643
                                                                                       --------       --------
   Net cash flows from operating activities                                                  28            935
                                                                                       --------       --------

Cash flows from investing activities:
   Proceeds from sale of available-for-sale securities                                      660          4,456
   Proceeds from sale of property, plant, and equipment                                     130             41
   Purchase of available-for-sale securities                                                 --            (23)
   Purchase of property, plant, and equipment                                            (2,377)          (767)
   Purchase of Geomation - net of cash and cash equivalents acquired                         --           (760)
   Other                                                                                      2           (309)
                                                                                       --------       --------
   Net cash flows from investing activities                                              (1,585)         2,638
                                                                                       --------       --------

Cash flows from financing activities:
   Net increase in short-term debt                                                          106             --
   Cash dividends paid                                                                     (282)          (284)
   Purchase of common stock                                                                (165)           --
                                                                                       --------       --------
   Net cash flows from financing activities                                                (341)          (284)
                                                                                       --------       --------

Cash and cash equivalents:
   Net increase (decrease)                                                               (1,898)         3,289
   Balance at beginning of year                                                           3,837          1,810
                                                                                       --------       --------
   Balance at end of period                                                             $ 1,939         $5,099
                                                                                       --------       --------
                                                                                       --------       --------


The Company made income tax payments of approximately $1,000 during each of the three-month periods ended October 30, 1998 and October 24, 1997.

The accompanying notes are an integral part of the condensed consolidated financial statements.

                            ISCO, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Columnar amounts in thousands, except per share data)

                                  October 30, 1998

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

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in the Annual Report on Form 10K for the year ended July 31, 1998.

NOTE 2: Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

NOTE 3: Inventories are valued at the lower of cost or market, principally on the last-in, first-out (LIFO) basis. The composition of inventories is as follows:


     ------------------------------------------------------------------------
                                                  Oct 30, 1998   Jul 31, 1998
                                                  ------------   ------------
     Raw materials                                $  3,804           $3,831
     Work-in-process                                 3,321            3,164
     Finished goods                                  2,897            2,907
                                                  --------          -------
                                                  $ 10,022           $9,902
                                                  --------          -------
                                                  --------          -------
     ------------------------------------------------------------------------

Had inventories been valued on the first-in, first-out (FIFO) basis, they would have been approximately $1,348,000 and $1,377,000 higher than reported on the LIFO basis at October 30, 1998 and July 31, 1998, respectively.

NOTE 4: Other Assets


     ------------------------------------------------------------------------
                                                  Oct 30, 1998   Jul 31, 1998
                                                  ------------   ------------
     Intangibles, net of accumulated amortization
        of $465,000 and $317,000                     $3,656          $3,462
     Investment in AFTCO, net of accumulated
        amortization of $43,750 and $25,000           1,339           1,386
     Cash value of life insurance                     1,081           1,060
     Note receivable - related party                  1,000           1,000
     Other                                              293             554
                                                     ------          ------
                                                     $7,369          $7,462
                                                     ------          ------
                                                     ------          ------
     ------------------------------------------------------------------------

NOTE 5: On November 19, 1998, the Board of Directors declared a quarterly cash dividend of $.05 per share, payable January 5, 1999 to shareholders of record on December 11, 1998.

NOTE 6: Effective August 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." The adoption of SFAS No. 130 did not have a material impact on the consolidated financial statements. Comprehensive income, which is defined as the change in equity from transactions and other events from non-owner sources, for the three months ended October 30, 1998 and October 24, 1997 was as follows:


     -------------------------------------------------------------------------
                                                             1998         1997
                                                             ----         ----
     Net income                                              $566         $292
     Other comprehensive income, net of income tax:
       Foreign currency translation adjustment                 (3)          --
       Unrealized holding gains (losses) on
         Available-for-sale securities                          1           10
                                                             ----         ----
     Comprehensive income                                    $564         $302
                                                             ----         ----
                                                             ----         ----
     -------------------------------------------------------------------------

NOTE 7: On December 3, 1998, the Company entered into an agreement with Zellweger Analytics, Inc. settling the litigation originally filed against Isco on January 22, 1998 in the United States District Court in Galveston, Texas. The settlement amount was $250,000.

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

SALES ANALYSIS AND REVIEW

Our first quarter sales were $13,486,000, 17 percent above the same period last year. Sales of wastewater samplers, flow meters, and liquid chromatography products, our core products, were up six percent compared with the same period last year. Sales of our other products were up 37 percent compared with the same period last year. Syringe pumps, supercritical fluid extraction (SFE), geo-technical, and process monitoring products are included in other products category.

Our first quarter domestic sales were 18 percent above the same period last year. The domestic sales of our core products increased 13 percent. Domestic sales of our other products increased 67 percent.

Our first quarter international sales were 14 percent above the same period last year. International sales of our core products declined 17 percent. International sales of our other products increased 87 percent.

We received net orders of $13.2 million from our customers during the first quarter. Net orders received were 21 percent higher than the same period last year. Our order backlog was reduced, during the quarter, by approximately five percent to $4.2 million.

OPERATING INCOME ANALYSIS AND REVIEW

Our operating income for the first quarter of fiscal 1999 was $533,000, up 143 percent compared with operating income of $219,000 for the same period last year. Our gross margin percentage for the first quarter was 56 percent compared with 58 percent for the same period last year. This decline was the result of two factors. Some of the product delivered during the first quarter was affected by price discounting. Manufacturing overhead increased due to higher indirect salaries and wages for additional staffing to assist in re-location of manufacturing processes, the acquisition of additional tooling, and increased maintenance and repairs.

The increase in selling, general and administrative (SG&A) expenses over the previous year's first quarter includes the SG&A expenses of STIP which was acquired late in the second quarter of last fiscal year. The increase also includes higher salaries and wages due to some increased staffing.

Overall, our engineering expenses declined by $80,000 when compared with the same period last year. However, the first quarter last year included $302,000 of acquired research and development resulting from the Geomation acquisition. During the first quarter, salaries and benefit expense increased because of a small increase in staff. In addition, subcontracted services and continuing education expenses increased.

RESULTS OF OPERATIONS.

The following table sets forth, for the three-month period indicated, the percentages which certain components of the Condensed Consolidated Statements of Operations bear to net sales and the percentage of change of such components (based on actual dollars) compared with the same periods of the prior year.


--------------------------------------------------------------------------------
                                                   Three months ended
                                          --------------------------------------
                                          10/30/98       10/24/97        Change
                                          --------       --------        -------
Net sales                                    100.0          100.0           17.3
Cost of sales                                 44.1           42.0           23.1
                                             -----          -----
                                              55.9           58.0           13.0
                                             -----          -----
Expenses:
  Selling, general, & administrative          40.7           42.2           13.0
  Research & engineering                      11.2           13.8           (5.0)
                                             -----          -----
                                              51.9           56.0            8.6
                                             -----          -----

Operating income                               4.0            2.0          143.4

Non-operating income                           1.2            2.0          (30.2)

Interest expense                                .2             .1          166.7
                                             -----          -----

Earnings before income taxes                   5.0            3.9           51.8

Income taxes                                    .8            1.3            (.3)
                                             -----          -----

Net earnings                                   4.2            2.6           93.8
                                             -----          -----
                                             -----          -----
--------------------------------------------------------------------------------

The underlying reasons for the changes in operating income were discussed in the previous section. Investment income for the first quarter fiscal 1999 was lower than for the same period last year because we liquidated investments to acquire STIP; form the AFTCO partnership; and expand, renovate, and equip our Superior Street facility.

Our effective income tax rate for the first quarter of fiscal 1999 was 15.7 percent. Our effective income tax rate for the same period last year was 33.9 percent. The relatively high effective income tax rate last year is the result of the non-deductible "acquired R&D" and goodwill arising out of our acquisition of Geomation.

FINANCIAL CONDITION AND LIQUIDITY

At October 30, 1998, our working capital was nearly $18 million and our current ratio was 3.8:1. Operating activities generated cash flows of $28,000 during the first quarter. That reflects the $1.1 million growth in trade accounts receivable. During that time, trade accounts receivable more than 15 days past due declined from 28 percent to 19 percent.

We have a $5.0 million term loan commitment from our primary commercial bank. In addition, we have in place unsecured lines of credit with our various banks totaling $6.7 million.

FUTURE EVENTS

Management acknowledges the change of the century could have a significant effect upon our company's operations. We considered the following aspects as we evaluated our situation. One, the effect on the computer systems used to manage our business. Two, determine the effect of the year 2000 on our products which may be year sensitive. Three, whether or not key vendors will be able to deliver materials and services after 12:01 am, January 1, 2000. Four, whether or not key customers have the ability to continue to submit orders for our products.

We began the process of evaluating the effect of the millennium (Y2K) on our computer systems in 1995. In 1996, we determined that replacing our aging purchased and internally developed software with technologically current software would not only resolve the Y2K compliance issue but would also improve our operational efficiency. Early in 1998, we selected Y2K compliant BaaN software as our ERP system. That system is scheduled to go on line during the last half of fiscal 1999, the beginning of our third quarter. The total cost of that project is expected to be approximately $2.8 million including an estimated $780,000 which was expensed as incurred.

Our current products, with few exceptions, are compliant with Isco's Year 2000 Product Compliance Policy. The majority of our discontinued products still believed to be in service are compliant with our Y2K policy; those that are not have reasonable Y2K step-around procedures. Therefore, we believe our liabilities are limited with respect to our products being Y2K compliant.

Management has determined that of the vendors providing materials and services, the most critical are the providers of utility services - electric, natural gas, and telephone service. Without these services, having otherwise compliant systems is of minimal value. The local utility providers have indicated that they are Y2K compliant, however that is of little value if other parts of the backbone are not functional. For example, due to our significant demand for electric power, there is no economically feasible option but to temporarily suspend operations in the event the nation's electric utility power grid fails and prevents the local electric utility from delivering electric power on January 1, 2000.

No single customer accounts for more than three percent of our sales. Therefore, we believe that any customer's inability to submit orders for our products will have a minimal effect on our business.

INFLATION

The effect of inflation on the costs of our company and its ability to pass on cost increases in the form of increased prices is dependent upon the market conditions and the competitive environment. The general level of inflation in the U.S. economy has been relatively low for the past several years and has not, to date, had a significant effect on our company.

                            PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings.

A. On December 3, 1998, we entered into an agreement with Zellweger Analytics, Inc. settling the litigation originally filed against Isco on January 22, 1998 in the United States District Court in Galveston, Texas. The settlement amount was $250,000.

ITEM 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits:

               27 - Financial Data Schedule

          (b)  Reports on 8-K - None


SIGNATURES.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ISCO, INC.




Date:  December 9, 1998                 BY /s/  Robert W. Allington
                                          -----------------------------------
                                          Robert W. Allington, Chairman and
                                          Chief Executive Officer




Date:  December 9, 1998                 BY /s/  Philip M. Wittig
                                          --------------------------------
                                          Philip M. Wittig, Treasurer and
                                          Chief Financial Officer