Form 10-Q
period 1999-01-29
ISCO INC
filed 1999-03-11
CIK 773730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended January 29, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to _______


                         Commission file number 0-14429
                                                -------

                                   Isco, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               Nebraska                                47-0461807
       ------------------------           -----------------------------------
       (State of Incorporation)           (I.R.S. Employer Identification No)



         4700 Superior Street,  Lincoln, Nebraska         68504-1398
         ----------------------------------------         ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of February 26, 1999:

Common Stock, $0.10 par value                                 5,643,992
-----------------------------                             ----------------
          Class                                           Number of Shares

                           ISCO, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                          Page
                                                                         Number
                                                                         ------
                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited):

          Condensed Consolidated Statements of Operations                  3

          Condensed Consolidated Balance Sheets                            4

          Condensed Consolidated Statements of Cash Flows                  5

          Notes to Condensed Consolidated Financial Statements             6

Item 2.   Management's Discussion and Analysis                             8


                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                               10

Item 4.   Submission of Matters to a Vote of Security Holders             10

Item 6.   Exhibits and Reports on Form 8-K:

          (a)  Exhibits:

               27 - Financial Data Schedule                               12

          (b)   Reports on Form 8-K                                       11

                           ISCO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                            Three months ended                      Six months ended
                                                       --------------------------             -------------------------
                                                         Jan 29            Jan 23             Jan 29             Jan 23
                                                          1999               1998              1999               1998
                                                       --------            -------            -------           -------
Net sales                                              $ 11,756            $10,384            $25,242           $21,885
Cost of sales                                             5,756              4,545             11,709             9,379
                                                       --------            -------            -------           -------
                                                          6,000              5,839             13,533            12,506
                                                       --------            -------            -------           -------
Expenses:
  Selling, general, and administrative                    5,416              4,817             10,903             9,670
  Research and engineering                                1,540              1,447              3,053             3,042
                                                       --------            -------            -------           -------
                                                          6,956              6,264             13,956            12,712
                                                       --------            -------            -------           -------

Operating loss                                             (956)              (425)              (423)             (206)

Interest expense                                            (78)                --               (102)               --

Non-operating income                                        354                275                516               498
                                                       --------            -------            -------           -------
Earnings (loss) before income taxes                        (680)              (150)                (9)              292

Income tax provision (benefit)                             (202)              (104)               (97)               46
                                                       --------            -------            -------           -------
Net earnings (loss)                                    $   (478)           $   (46)           $    88           $   246
                                                       --------            -------            -------           -------
                                                       --------            -------            -------           -------

Basic earnings (loss) per share                        $   (.08)          $   (.01)          $    .02           $   .04
                                                       --------            -------            -------           -------
                                                       --------            -------            -------           -------
Diluted earnings (loss) per share                      $   (.08)          $   (.01)          $    .02           $   .04
                                                       --------            -------            -------           -------
                                                       --------            -------            -------           -------
Weighted average number of shares outstanding             5,644              5,672              5,656             5,593
                                                       --------            -------            -------           -------
                                                       --------            -------            -------           -------
Cash dividend per share                                $    .05           $    .05           $    .10           $   .10
                                                       --------            -------            -------           -------
                                                       --------            -------            -------           -------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                               ISCO, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                         (Columnar amounts in thousands)

                                                                          Jan 29            Jul 31
                                                                           1999              1998
                                                                         --------          ---------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                             $  5,829           $  3,837
   Short-term investments                                                     147              1,361
   Accounts receivable - trade, net of allowance for doubtful
     accounts of $205,000 and $214,000                                      8,291              8,124
   Inventories (Note 3)                                                    10,481              9,902
   Refundable income taxes                                                     --                279
   Deferred income taxes                                                    1,052              1,023
   Other current assets                                                       459                617
                                                                         --------          ---------
        Total Current Assets                                               26,259             25,143

Property, plant, and equipment, net of accumulated depreciation
   of $19,819,000 and $19,236,000                                          19,178             15,658

Long-term investments                                                         368                862

Deferred income taxes                                                         572                492

Other assets (Note 4)                                                       7,185              7,462
                                                                         --------          ---------
Total Assets                                                             $ 53,562           $ 49,617
                                                                         --------          ---------
                                                                         --------          ---------
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                      $  1,203           $  1,915
   Notes payable                                                            2,412              1,263
   Other current liabilities                                                3,018              2,943
                                                                         --------          ---------
        Total Current Liabilities                                           6,633              6,121

Long-term debt                                                              4,775                690
                                                                         --------          ---------
Total Liabilities                                                          11,408              6,811

Shareholders' equity (Note 5):
   Preferred stock, $.10 par value, authorized
   5,000,000 shares; issued none
   Common stock, $.10 par value, authorized 15,000,000 shares;
   issued 5,643,992 and 5,672,093 shares                                      564                567
   Additional paid-in capital                                              37,723             37,886
   Retained earnings                                                        3,876              4,352
   Accumulated other comprehensive income (loss)                               (9)                 1
                                                                         --------          ---------
        Total Shareholders' Equity                                         42,154             42,806
                                                                         --------          ---------
Total Liabilities and Shareholders' Equity                               $ 53,562           $ 49,617
                                                                         --------          ---------
                                                                         --------          ---------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           ISCO, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                         (Columnar amounts in thousands)

                                                                             Six months ended
                                                                     -----------------------------
                                                                       Jan 29              Jan 23
                                                                        1999                1998
                                                                     ---------          ----------
Cash flows from operating activities:
    Net earnings                                                     $      88           $     246
    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
        Depreciation and amortization                                    1,119               1,202
        Change in operating assets and liabilities                      (1,237)                423
        Other                                                               (1)                 73
                                                                     ---------          ----------
    Total adjustments                                                     (119)              1,698
                                                                     ---------          ----------
    Net cash provided by (used for) operating activities                   (31)              1,944
                                                                     ---------          ----------
Cash flows from investing activities:
    Proceeds from sale of available-for-sale securities                  1,699               2,674
    Proceeds from maturity of available-for-sale securities                 --               6,999
    Proceeds from maturity of held-to-maturity securities                   --                 500
    Proceeds from sale of property, plant, and equipment                   384                 128
    Purchase of available-for-sale securities                               --                 (34)
    Purchase of property, plant, and equipment                          (4,469)             (3,538)
    Disbursements for issuance of notes receivable                          --                (350)
    Purchase of Geomation and STIP - Net of cash and
        cash equivalents acquired                                           --              (2,654)
    Other                                                                    8                (179)
                                                                     ---------          ----------
    Net cash provided by (used in) investing activities                 (2,378)              3,546
                                                                     ---------          ----------
Cash flows from financing activities:
    Cash dividends paid                                                   (564)               (567)
    Proceeds from borrowings                                             5,205                  --
    Repayment of debt                                                      (75)                 --
    Purchase of common stock                                              (165)                 --
                                                                     ---------          ----------
    Net cash provided by (used in) financing activities                  4,401                (567)

Cash and cash equivalents:
    Net increase                                                         1,992               4,923
    Balance at beginning of year                                         3,837               1,810
                                                                     ---------          ----------
    Balance at end of period                                         $   5,829           $   6,733
                                                                     ---------          ----------
                                                                     ---------          ----------
Supplemental disclosures of cash flows:
    Income taxes paid (refunds received)                             $(289,000)          $ 477,000
    Interest paid                                                    $  78,000           $     --

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           ISCO, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Columnar amounts in thousands, except per share data)

                                January 29, 1999

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

NOTE 2: Certain reclassifications have been made to the prior periods' financial statements to conform to the current periods' presentation.

NOTE 3: Inventories are valued at the lower of cost or market, principally on the last-in, first-out (LIFO) basis. The composition of inventories was as follows:

               -------------------------------------------------------------------------------
                                      Jan 29, 1999      Jul 31, 1998
                                      ------------      ------------
               Raw materials            $ 4,293          $3,831
               Work-in-process            3,649           3,164
               Finished goods             2,539           2,907
                                      ------------      ----------
                                        $10,481          $9,902
                                      ------------      ----------
                                      ------------      ----------
               -------------------------------------------------------------------------------


Had inventories been valued on the first-in, first-out (FIFO) basis, they would have been approximately $1,300,000 and $1,377,000 higher than reported on the LIFO basis at January 29, 1999 and July 31, 1998, respectively.

NOTE 4:  Other Assets

              --------------------------------------------------------------------------------
                                                                Jan 29, 1998      Jul 31, 1998
                                                                ------------      ------------
               Intangibles, net of accumulated amortization
                  of $525,000 and $317,000                           $3,254          $3,462
               Investment in AFTCO, net of accumulated
                  amortization of $63,000 and $25,000                 1,220           1,386
               Cash value of life insurance                           1,326           1,247
               Note receivable - related party                        1,000           1,000
               Other                                                    385             367
                                                                ------------      ------------
                                                                     $7,185          $7,462
                                                                ------------      ------------
                                                                ------------      ------------
               -------------------------------------------------------------------------------

NOTE 5:  LONG-TERM DEBT CONSISTS OF THE FOLLOWING:

               -------------------------------------------------------------------------------
                                                           Jan 29, 1999      Jul 31, 1998
                                                           ------------      ------------
               Isco, Inc.
                    Note due December 2003, 6.50%              $4,925          $ --
               STIP
                    Note due March 2000, 7.50%                    291           280
                    Note due June 2003, 7.50%                     437           410
                                                              -------          ----
                                                                5,653           690
               Less current portion of long-term debt             878            --
                                                              -------          ----
                                                               $4,775          $690
                                                              -------          ----
                                                              -------          ----
               -------------------------------------------------------------------------------

In December of 1998, Isco, Inc. borrowed $5,000,000 from its primary commercial bank. This debt is repayable in equal installments over a period of 60 months. The Company is required to maintain an agreed upon fixed charge coverage ratio as defined in the loan agreement. The Company was in compliance with terms of the agreement as of the balance sheet date.

NOTE 6: Effective August 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." The adoption of SFAS No. 130 did not materially affect the consolidated financial statements. Comprehensive income is defined as the change in equity resulting from transactions and other events from non-owner sources. Comprehensive income, for the six months ended January 29, 1999 and January 23, 1998, was as follows:

               -------------------------------------------------------------------------------
                                                                Jan 29, 1999      Jan 23, 1998
                                                                ------------      ------------
               Net income                                            $ 88             $246
               Other comprehensive income, net of income tax:
                   Foreign currency translation adjustment             (6)              --
                   Unrealized holding gains (losses) on
                       available-for-sale securities                   (4)              --
                                                                     ----             ----
               Comprehensive income                                  $ 78             $246
                                                                     ----             ----
                                                                     ----             ----
               -------------------------------------------------------------------------------

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

SALES ANALYSIS AND REVIEW

Our sales for the three-month and six-month periods, ended January 29, 1999, were $11,756,000 and $25,242,000, respectively. The sales for those periods included STIP sales of $1,240,000 and $2,033,000, respectively. For the periods under review, our sales were 13 percent and 15 percent higher than for the same periods last year. STIP was not part of our company during the first six months of last year. Sales of our core products were up 13 percent for the three months. Our core products include: wastewater samplers, flow meters, and liquid chromatography products. For the same period, sales of our other products were up 19 percent. Our other products include: syringe pumps, STIP products, supercritical fluid extraction (SFE) products, Geomation products, and process monitoring products. For the six months, sales of our core products were up nine percent. For the same period, sales of our other products were up 45 percent. Excluding sales of STIP products, sales of our other products were down 13 percent and flat, respectively, for the three months and six months.

Our U.S. sales for the three months and six months were up three percent and 11 percent, respectively, when compared with the same periods last year. The U.S. sales of our core products for the same periods were up 16 percent and 14 percent, respectively. The U.S. sales of our other products for the same periods were up 45 percent and seven percent, respectively.

Our international sales for the three months and six months were up 39 percent and 26 percent, respectively, when compared with the same periods last year. Excluding sales of STIP products, our international sales for the same periods were down four percent and eight percent, respectively. International sales of our core products for the same periods were up five percent and down seven percent, respectively. International sales of our other products, excluding STIP products, for the same periods were down 16 percent and 12 percent, respectively.

During the three months and six months we received net orders of $12.4 million and $25.5 million, respectively. The net orders we received were 19 percent and 20 percent higher than the same periods last year. These increases include the orders received by STIP of $1.2 million and $2.1 million during those periods, respectively. Excluding orders received by STIP, our net orders were eight percent and 10 percent higher, respectively. At mid-year, our order backlog, including $357,000 backlog of STIP, was $4.6 million, five percent higher than at the beginning of the fiscal year.

OPERATING INCOME ANALYSIS AND REVIEW

We had operating losses of $956,000 and $423,000, respectively, for the three months and six months ended January 29, 1999. For the same periods last year, we had operating losses of $425,000 and $206,000, respectively. Our gross margin percentage declined 5.2 percent and 3.5 percent, respectively, for the periods under review. The decline in our gross margin was the result of increased sales discounts granted, additional costs associated with the consolidation and relocation of the manufacturing operations to the expanded Superior Street facility, and employee costs associated with the preparation and the training necessary to bring the new ERP system on-line early in the fourth quarter of fiscal 1999. These increases were offset by a reduction in the LIFO reserve.

Our selling, general, and administrative (SG&A) expenses for the periods under review increased 12 percent and 13 percent, respectively, when compared with the same periods last year. When compared with the periods last year, approximately 60 percent of the increase in SG&A expenses for the current periods are from STIP which became part of our company late in the second quarter last year. The majority of the remaining increase is the result of the cost arising from the settlement of the Zellweger Analytics, Inc. litigation during the second quarter. Late in fiscal 1998, we wrote-off the intangibles arising out of the Suprex acquisition. The amortization that would have occurred from those intangibles was offset by increased advertising costs during the six months.

Our engineering expenses for the three months and six months increased six percent and remained flat, respectively, when compared with the same periods last year. The engineering costs of STIP account for the increase in this operating expense category during the second quarter because the STIP operations were not included in the similar period last year.

RESULTS OF OPERATIONS

The following table sets forth, for the three-month and six-month periods indicated, the percentages which certain components of the Condensed Consolidated Statements of Operations bear to net sales and the percentage of change of such components (based on actual dollars) compared with the same periods of the prior year.

                                                        Three months ended                       Six months ended
                                               -----------------------------------     ------------------------------------
                                               1/29/99        1/23/98       Change     1/29/99       1/23/98         Change
                                               -------        -------       ------     -------       -------         ------
Net sales                                       100.0         100.0          13.2        100.0         100.0          15.3
Cost of sales                                    48.9          43.8          26.6         46.4          42.9          24.8
                                                 ----          ----                       ----          ----
                                                 51.1          56.2           2.8         53.6          57.1           8.2
                                                 ----          ----                       ----          ----
Expenses:
  Selling, general, & administrative             46.1          46.4          12.4         43.2          44.2          12.8
  Research & engineering                         13.1          13.9           6.4         12.1          13.9            .4
                                                 ----          ----                       ----          ----
                                                 59.2          60.3          11.0         55.3          58.1           9.8
                                                 ----          ----                       ----          ----

Operating loss                                   (8.1)         (4.1)        124.9         (1.7)         (1.0)        105.2

Interest expense                                  (.7)         --            --            (.4)         --            --

Non-operating income                              3.0           2.6          (7.9)         2.0           2.3         (16.8)
                                                 ----          ----                       ----          ----
Earnings (loss) before income taxes              (5.8)         (1.5)        350.7          (.1)          1.3        (103.0)

Income taxes                                     (1.7)         (1.0)         93.2          (.4)           .2        (312.0)
                                                 ----          ----                       ----          ----
Net earnings (loss)                              (4.1)          (.5)        931.5           .3           1.1         (64.2)
                                                 ----          ----                       ----          ----
                                                 ----          ----                       ----          ----

The underlying reasons for the changes in operating income were discussed in the previous section. During the second quarter we began incurring interest charges on the term loan arranged with our primary commercial bank.

For the three months and six months ended January 29, 1999, we experienced income tax benefits of $202,000 and $97,000, respectively. For the same periods last year we reported an income tax benefit of $104,000 and an income tax expense of $46,000, respectively. These changes are the result of a significant reduction in income before taxes and a reduction in the income tax rate for our subsidiary in Switzerland. We also had increased engineering activity qualifying for the research and development tax credit.

FINANCIAL CONDITION AND LIQUIDITY

As of January 29, 1999, our working capital was $20 million and our current ratio was 3.96:1. The term loan that we added to our capital structure contributed to the increase in our working capital. For the six months ended January 29, 1999, our operating activities required funding in the amount of $31,000 because we increased inventories and reduced accounts payable.

In addition to the $5 million term loan that we added to our capital structure during the second quarter, we have a $5 million revolving, unused line of credit with our primary commercial bank. At the present time we do not expect to use that available credit to complete the renovation of the Superior Street facility.

Based upon our current cash position and projected cash requirements along with our performance during the first six months of fiscal 1999, the Board of Directors did not declare the April 1999 quarterly cash dividend.

FUTURE EVENTS

Management acknowledges the change of the century (Y2K) could have a significant effect upon our company's operations. We evaluated our situation in the light of the following questions.
- Will the computer systems that we use to manage our business function properly after December 31, 1999?
-    Will our products continue to function properly after December 31, 1999?
- Will our key vendors be able to continue to deliver materials and services after December 31, 1999?
- Will our key customers be able to submit orders for our products after December 31, 1999?

Our company began the process of evaluating the effect of Y2K on our computer systems in 1995. In 1996, we determined that replacing our aging purchased and internally developed computer software with technologically current software would not only resolve the Y2K compliance issue but would also improve our future operational efficiency. Early in 1998, we selected Y2K compliant BaaN software as our ERP system. That system is scheduled to go on line early in the fourth quarter of fiscal 1999. The total cost of the project is expected to be approximately $2.8 million including an estimated $780,000 which was expensed as incurred.

Our current products, with few exceptions, are compliant with Isco's Year 2000 Product Compliance Policy. The majority of our discontinued products that still may be in service are compliant with our Y2K policy and those that are not compliant have reasonable Y2K step-around procedures. We, therefore, believe our liabilities are limited with respect to our products being Y2K compliant.

Management has determined that of the vendors providing materials and services, the most critical are the providers of utility services - electricity, natural gas, and telephone service. Without these services, having otherwise compliant systems is of minimal value. The local utility providers have indicated that they are Y2K compliant.

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

                           PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings.

     On December 3, 1998, we entered into an agreement with Zellweger Analytics, Inc. settling the litigation originally filed against Isco on January 22, 1998 in the United States District Court of Galveston, Texas. The settlement amount was $250,000.

ITEM 4.   Submission of Matters to a Vote of Security Holders.

Our company's annual meeting of shareholders was held on December 10, 1998.

A. The following persons were elected to serve a two-year term on our Board of Directors:

        ---------------------------------------------------------------
             Nominee                               Votes
        -----------------                 ----------------------------
                                           In Favor           Withheld
                                          ---------           --------
        John  J. Brasch                   4,938,710            392,577
        James L. Carrier                  4,976,480            343,747
        Douglas M. Grant                  4,986,627            344,660
        Philip M. Wittig                  4,984,668            346,619

       ---------------------------------------------------------------

ITEM 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits:

               27 - Financial Data Schedule

          (b)  Reports on Form 8-K - None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ISCO, INC.




Date:  March 11, 1999               BY /s/ Robert W. Allington
                                       -------------------------------------
                                           Robert W. Allington, Chairman and
                                           Chief Executive Officer


Date:  March 11, 1999               BY /s/ Philip M. Wittig
                                       -------------------------------------
                                           Philip M. Wittig, Treasurer and
                                           Chief Financial Officer