Form 10-Q
period 1999-04-30
ISCO INC
filed 1999-06-11
CIK 773730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 30, 1999

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
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes     X    No
                                                     -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 28, 1999:

Common Stock, $0.10 par value                            5,643,992
-----------------------------                            ---------
        Class                                          Number of Shares

                           ISCO, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                    Page
                                                                   Number
                                                                   ------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited):

         Condensed Consolidated Statements of Operations              3

         Condensed Consolidated Balance Sheets                        4

         Condensed Consolidated Statements of Cash Flows              5

         Notes to Condensed Consolidated Financial Statements         6

Item 2.  Management's Discussion and Analysis                         7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk  11



                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K:

         (a)  Exhibits:

              27 - Financial Data Schedule                           12

(b)      Reports on Form 8-K                                         11

                           ISCO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Amounts in thousands, except per share data)



                                                      Three months ended                Nine months ended
                                                      ------------------                -----------------
                                                     Apr 30          Apr 24          Apr 30          Apr 24
                                                      1999            1998            1999            1998
                                                    --------        --------        --------        --------
Net sales                                           $ 12,889        $ 13,246        $ 38,131        $ 35,131
Cost of sales                                          6,088           5,940          17,797          15,320
                                                    --------        --------        --------        --------
                                                       6,801           7,306          20,334          19,811
                                                    --------        --------        --------        --------
Expenses:
  Selling, general, and administrative                 5,417           5,657          16,320          15,326
  Research and engineering                             1,464           1,700           4,517           4,742
                                                    --------        --------        --------        --------
                                                       6,881           7,357          20,837          20,068
                                                    --------        --------        --------        --------

Operating loss                                           (80)            (51)           (503)           (257)

Interest expense                                         (64)            (46)           (166)            (50)

Non-operating income (loss)                              (52)            231             464             733
                                                    --------        --------        --------        --------

Earnings (loss) before income taxes                     (196)            134            (205)            426

Income tax provision (benefit)                           (71)            (40)           (168)              6
                                                    --------        --------        --------        --------

Net earnings (loss)                                 $   (125)       $    174        $    (37)       $    420
                                                    --------        --------        --------        --------
                                                    --------        --------        --------        --------


Basic earnings (loss) per share                     $   (.02)       $    .03        $   (.01)       $    .08
                                                    --------        --------        --------        --------
                                                    --------        --------        --------        --------

Diluted earnings (loss) per share                   $   (.02)       $    .03        $   (.01)       $    .08
                                                    --------        --------        --------        --------
                                                    --------        --------        --------        --------

Weighted average number of shares outstanding          5,644           5,688           5,646           5,599
                                                    --------        --------        --------        --------
                                                    --------        --------        --------        --------

Cash dividend per share                             $    .00        $    .05        $    .10        $    .15
                                                    --------        --------        --------        --------
                                                    --------        --------        --------        --------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           ISCO, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                         (Columnar amounts in thousands)

                                                                    Apr 30           Jul 31
                                                                     1999             1998
                                                                    ------           ------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                       $  3,847        $  3,837
    Short-term investments                                                --           1,361
    Accounts receivable - trade, net of allowance
      for doubtful accounts of $195,000 and $214,000                   8,928           8,124
    Inventories (Note 3)                                              10,476           9,902
    Refundable income taxes                                               64             279
    Deferred income taxes                                              1,060           1,023
    Other current assets                                                 647             617
                                                                    --------        --------
           Total Current Assets                                       25,022          25,143

Property, plant, and equipment, net of accumulated depreciation
    of $19,045,000 and $19,236,000                                    20,810          15,658

Long-term investments                                                     --             862

Deferred income taxes                                                    566             492

Other assets (Note 4)                                                  7,057           7,462
                                                                    --------        --------
Total Assets                                                        $ 53,455        $ 49,617
                                                                    --------        --------
                                                                    --------        --------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                $  1,905        $  1,915
    Notes payable                                                      2,607           1,263
    Other current liabilities                                          2,677           2,943
                                                                    --------        --------
           Total Current Liabilities                                   7,189           6,121

Long-term debt (Note 5)                                                4,238             690
                                                                    --------        --------

Total Liabilities                                                     11,427           6,811

Shareholders' equity:
    Preferred stock, $.10 par value, authorized
      5,000,000 shares; issued none
    Common stock, $.10 par value, authorized
      15,000,000 shares; issued 5,643,992
      and 5,672,093 shares                                               564             567
    Additional paid-in capital                                        37,723          37,886
    Retained earnings                                                  3,750           4,352
    Accumulated other comprehensive income (loss)                         (9)              1
                                                                    --------        --------
           Total Shareholders' Equity                                 42,028          42,806
                                                                    --------        --------
Total Liabilities and Shareholders' Equity                          $ 53,455        $ 49,617
                                                                    --------        --------
                                                                    --------        --------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           ISCO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                         (Columnar amounts in thousands)


                                                                         Nine months ended
                                                                         -----------------
                                                                        Apr 30       Apr 24
                                                                         1999         1998
                                                                        ------       ------
Cash flows from operating activities:
     Net earnings (loss)                                                $    (37)    $    420
     Adjustments to reconcile net earnings (loss) to net cash
        provided by operating activities:
           Depreciation and amortization                                   1,775        2,127
           Change in operating assets and liabilities                     (1,536)        (833)
           Other                                                             (82)        (270)
                                                                        --------     --------
     Total adjustments                                                       157        1,024
                                                                        --------     --------
     Net cash flow from operating activities                                 120        1,444
                                                                        --------     --------

Cash flows from investing activities:
     Proceeds from sale and maturity of available-for-sale securities      1,963       10,069
     Proceeds from sale and maturity of held-to-maturity securities          250          500
     Proceeds from sale of property, plant, and equipment                    521          239
     Purchase of available-for-sale securities                                --          (34)
     Purchase of property, plant, and equipment                           (6,994)      (5,359)
     Disbursements for issuance of notes receivable                           --         (759)
     Purchase of Geomation and STIP - Net of cash and cash
        equivalents acquired                                                  --       (2,654)
     Investment in AFTCO                                                      --       (1,505)
     Other                                                                     8         (168)
                                                                        --------     --------
     Net cash flow from investing activities                              (4,252)         329
                                                                        --------     --------

Cash flows from financing activities:
     Cash dividends paid                                                    (564)        (851)
     Proceeds from borrowings                                              5,161           --
     Repayment of debt                                                      (290)          --
     Purchase of common stock                                               (165)          --
                                                                        --------     --------
     Net cash flow from financing activities                               4,142         (851)
                                                                        --------     --------

Cash and cash equivalents:
     Net increase                                                             10          922
     Balance at beginning of year                                          3,837        1,810
                                                                        --------     --------
     Balance at end of period                                           $  3,847     $  2,732
                                                                        --------     --------
                                                                        --------     --------

Supplemental disclosures of cash flows:
     Income taxes paid (refunds received)                               $   (264)    $    637
     Interest paid                                                      $    166     $     50


The accompanying notes are an integral part of the condensed consolidated financial statements.

                           ISCO, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Columnar amounts in thousands, except per share data)

                                 April 30, 1999

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

NOTE 2: Certain reclassifications have been made to the prior periods financial statements to conform to the current period presentation.

NOTE 3: Inventories are valued at the lower of cost or market, principally on the last-in, first-out (LIFO) basis. The composition of inventories was as follows:


                                                         Apr 30, 1999     Jul 31, 1998
                                                         ------------     ------------
                    Raw materials                         $  4,166         $  3,831
                    Work-in-process                          3,667            3,164
                    Finished goods                           2,643            2,907
                                                         ---------         --------
                                                          $ 10,476         $  9,902
                                                         ---------         --------
                                                         ---------         --------

Had inventories been valued on the first-in, first-out (FIFO) basis, they would have been approximately $1,166,000 and $1,377,000 higher than reported on the LIFO basis at April 30, 1999 and July 31, 1998, respectively.

NOTE 4:  Other Assets


                                                           Apr 30, 1999     Jul 31, 1998
                                                           ------------     ------------
         Intangibles, net of accumulated amortization
               of $629,000 and $317,000                     $  3,150         $  3,462
         Investment in AFTCO, net of accumulated
               amortization of $81,800 and $25,000             1,182            1,386
         Cash value of life insurance                          1,342            1,247
         Note receivable - related party                       1,000            1,000
         Other                                                   383              367
                                                            --------         --------
                                                            $  7,057         $  7,462
                                                            --------         --------
                                                            --------         --------

NOTE 5:  LONG-TERM DEBT CONSISTS OF THE FOLLOWING:



                                                           Apr 30, 1999     Jul 31, 1998
                                                           ------------     ------------

             Isco, Inc.
                 Note due December 2003, 6.50%              $  4,710         $   --
             STIP
                 Note due March 2000, 7.50%                      279            280
                 Note due June 2003, 7.50%                       419            410
                                                            --------         ------
                                                               5,408            690
             Less current portion of long-term debt            1,170             --
                                                            --------         ------
                                                            $  4,238         $  690
                                                            --------         ------
                                                            --------         ------

In December of 1998, Isco, Inc. borrowed $5,000,000 from its primary commercial bank. This term loan is repayable in equal installments over 60 months. The Company, for the current balance sheet date, did not maintain the agreed upon fixed charge coverage ratio as defined in the loan agreement. However, the bank has waived this requirement for the next twelve months. The Company is in compliance with all other terms of the loan agreement.

A portion of the interest incurred on the term loan during the period of remodeling and construction at the Company's headquarters is capitalized. The interest capitalized in the current period was $51,000 and no interest was capitalized in 1998.

NOTE 6: Effective August 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." The adoption of SFAS No. 130 did not materially affect the consolidated financial statements. Comprehensive income is defined as the change in equity resulting from transactions and other events from non-owner sources. Comprehensive income, for the nine months ended April 30, 1999 and April 24, 1998, was as follows:


                                                           Apr 30, 1999     Apr 24, 1998
                                                           ------------     ------------

        Net income (loss)                                   $     (37)       $   420
        Other comprehensive income, net of income tax:
            Foreign currency translation adjustments               (6)            (7)
            Unrealized holding gains (losses) on
              available-for-sale securities                        (4)            (6)
                                                               ------        -------
        Comprehensive income (loss)                              $(47)          $407
                                                               ------        -------
                                                               ------        -------


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

SALES ANALYSIS AND REVIEW

Our sales for the three month and nine month periods ended April 30, 1999, were $12.9 million and $38.1 million, respectively. STIP was not part of our company during the first six months of last year. The sales for the nine month period included STIP sales of $2.8 million compared with $941,000 for the same period last year. For the periods under review, our sales were down three percent and up nine percent compared with the same periods last year. Sales of our core products (wastewater samplers, flow meters, and liquid chromatography products) were up nine percent compared with the same periods last year. This increase was due primarily to increased sales of flow meter products. The sales of our other products (syringe pumps, supercritical fluid extraction (SFE), STIP, Geomation, and process monitoring products) were down 33 percent and up 10 percent for the periods under review. Excluding sales of STIP products, the nine month sales of our other products were down 15 percent. The three month and nine month results were affected mainly by the decrease in sales of SFE and syringe pump products.

Our domestic sales for the three month and nine month periods were up 12 percent when compared with last year. The domestic sales of core products for the same periods were up 16 percent and 15 percent, respectively. The increases are due to higher sales of flow meter products. The domestic sales of our other products for the same periods were down four percent and up four percent, respectively. The results for the three month and nine month periods are due to the combined effect of the growth in sales of Geomation products and decreases in sales of SFE and syringe pump products.

Our international sales for the three months and nine months were down 31 percent and up two percent, respectively, when compared with the same periods last year. International sales of core products for the same periods were down 14 percent and nine percent, respectively. The three month results are due to the reduction in sales of sampler products, while the nine month results are due to deceases in sales of sampler and flow meter products. International sales of our other products for the same periods were down 48 percent and up 16 percent, respectively. Excluding sales of STIP products, the nine month sales of other products were down 50 percent. Both the three month and nine month results were affected by the decline in sales of SFE, syringe pump, and Geomation products.

During the three months and nine months we received net orders of $13.9 million and $39.4 million, respectively. The net orders received were 10 percent and 16 percent higher than the same periods last year. The nine month increase includes orders received by STIP of $3.1 million. Excluding orders by STIP, nine month net orders were nine percent higher than last year. The increase in orders, excluding STIP products, is due to increases in orders for flow meter and chromatography products. At April 30, 1999, our order backlog was $5.5 million, 24 percent higher than at the beginning of the fiscal year.

OPERATING INCOME ANALYSIS AND REVIEW

We had operating losses of $80,000 and $503,000, respectively, for the three months and nine months ended April 30, 1999. For the same periods last year, we had operating losses of $51,000 and $257,000, respectively. Our gross margin declined 2.4 and 3.1 percentage points, respectively, for the periods under review. The decline in our gross margin was the result of increased sales discounts granted, additional costs associated with the consolidation and relocation of the manufacturing operations to the expanded Superior Street facility, and employee costs associated with work on our operating systems to address the Y2K issue. These increases were off-set by a reduction in the LIFO reserve.

Our selling, general, and administrative (SG&A) expenses, as a percentage of sales, for the periods under review were up one percent compared with the same periods last year. Total SG&A expenses for the three months and nine months decreased four percent and increased seven percent respectively, when compared with the same periods last year. The decrease for the three month period is due to several factors. The prior year's expenses included costs related to the acquisitions of Geomation and STIP and higher amortization expense. These reductions combined with the current years lower operating expenses were partially off-set by increased sales commissions. Excluding the SG&A expenses of STIP, our SG&A expenses for the nine months were flat when compared with last year. During the current year, the second quarter settlement costs of the Zellweger Analytics, Inc. litigation off-set the reductions in our other SG&A expenses.

Our engineering expenses for the three months and nine months decreased 14 percent and five percent, respectively, when compared with the same periods last year. The reduction in expenses for the three month period is due to the focused product development activities that are nearing completion. Excluding STIP, expenses for the nine month period were down seven percent compared with last year. This decrease is due to last year's expenses including a one time charge of "purchased R&D" related to the acquisition of Geomation.

RESULTS OF OPERATIONS

The following table sets forth, for the three month and nine month periods indicated, the percentages which certain components of the Condensed Consolidated Statements of Operations bear to net sales and the percentage of change of such components (based on actual dollars) compared with the same periods of the prior year.

---------------------------------------------------------------------------------------------------------------------------

                                                      Three months ended                        Nine months  ended
                                            ---------------------------------         --------------------------------
                                            4/30/99       4/24/98      Change         4/30/99      4/24/98      Change
                                            -------       -------      ------         -------      -------      ------
Net sales                                   100.0         100.0          (2.7)        100.0         100.0           8.5
Cost of sales                                47.2          44.8           2.5          46.7          43.6          16.2
                                           ------         -----                       -----         -----
                                             52.8          55.2          (6.9)         53.3          56.4           2.6
                                           ------         -----                       -----         -----

Expenses:
  Selling, general, & administrative         42.0          42.7          (4.2)         42.8          43.6           6.5
  Research & engineering                     11.4          12.9         (13.9)         11.8          13.5          (4.7)
                                           ------         -----                       -----         -----
                                             53.4          55.6          (6.5)         54.6          57.1           3.8
                                           ------         -----                       -----         -----
Operating income (loss)                       (.6)          (.4)         57.8          (1.3)          (.7)         95.8

Interest expense                              (.5)          (.3)         40.5           (.4)          (.2)        228.4

Non-operating income (loss)                   (.4)          1.7        (122.9)          1.2           2.1         (36.8)
                                           ------         -----                       -----         -----

Earnings (loss) before income taxes          (1.5)          1.0        (246.5)          (.5)          1.2        (148.3)

Income tax (benefit)                          (.6)          (.3)         81.0           (.4)           .0       (2822.0)
                                           ------         -----                       -----         -----

Net earnings (loss)                           (.9)          1.3        (172.2)          (.1)          1.2        (108.9)
                                           ------         -----                       -----         -----
                                           ------         -----                       -----         -----

---------------------------------------------------------------------------------------------------------------------------

The underlying reasons for the changes in operating income were discussed in the previous section. During the second quarter, we began incurring interest charges on the term loan arranged with our primary commercial bank.

We had a non-operating loss of $52,000 and non-operating income of $464,000, respectively, for the three months and nine months ended April 30, 1999. For the same periods last year, we had non-operating income of $231,000 and $733,000, respectively. During the current quarter, we entered the final renovation stage of the Superior Street facility. As a result of the renovation, we have written-off $335,000 of undepreciated building components that were demolished.

For the three months and nine months ended April 30, 1999, we experienced income tax benefits of $71,000 and $168,000, respectively. For the same periods last year we reported an income tax benefit of $40,000 and an income tax expense of $6,000, respectively. The change reported for the three months is the results of the tax benefit generated due to the write-off discussed in the preceding paragraph. The affect of this write-off was partially off-set by an increase in our taxable income.

FINANCIAL CONDITION AND LIQUIDITY

As of April 30, 1999, our working capital was $18 million and our current ratio was 3.48:1. The term loan that we added to our capital structure contributed to the increase in our working capital. For the nine months ended April 30, 1999, our operating activities generated cash of $120,000. Operating assets and liabilities used $1.5 million of cash, primarily for growth in accounts receivable and inventories.

In addition to the $5.0 million term loan that we added to our capital structure during the second quarter, we have a $5 million revolving, unused line of credit with our primary commercial bank. For the current balance sheet date, we did not maintain the agreed upon fixed charge coverage ratio as defined in the loan agreement. However, the bank has waived this requirement for the next twelve months. We are in compliance with all other terms of the loan agreement. It may be necessary to use a portion of our available line of credit to meet the combined future cash needs to complete the renovation of the Superior Street facility and the additional costs associated with decisions regarding Isco's operating systems.

Based upon our current cash position and projected cash requirements along with our performance during the first nine months of fiscal 1999, the Board of Directors did not declare the July 1999 quarterly cash dividend.

FUTURE EVENTS AND YEAR 2000

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

Our company began the process of evaluating the effect of Y2K on our computer systems in 1995. In 1996, we determined that replacing our aging purchased and internally developed computer software with technologically current software would not only resolve the Y2K compliance issue but would also improve our future operational efficiency. Early in 1998, we selected Y2K compliant BaaN software as our future ERP system.

That system was scheduled to go on line early in the fourth quarter of fiscal 1999. Within the third quarter, management determined that it was in the best interests of our company to temporarily suspend further work on the implementation of the BaaN system because we began experiencing stability problems. We immediately began the search for a new BaaN implementation firm to assist us in determining the cause(s) of the instability. Due to the uncertainty surrounding BaaN, management determined that we must immediately begin the process of upgrading our old operating system and software in order to make them Y2K compliant. This process is progressing on schedule and will go on line in early August. Management believes the upgrading of the existing operating system and software does not provide a long-term solution for our company. We are currently evaluating our longer-term options, focusing on reactivating the suspended project. During the third quarter a new BaaN implementation firm was retained to assist us in this evaluation.

The total amount invested, excluding internal labor costs, prior to the suspension of the BaaN implementation was approximately $3.0 million including approximately $250,000 that was expensed as incurred. The additional cost of bringing our existing systems into Y2K compliance is approximately $500,000, most of which will be incurred and expensed in the fourth quarter.

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

MARKET RISK

We do not use derivative financial or commodity instruments. Our other financial instruments include cash and cash equivalents, accounts and notes receivable, accounts and notes payable, and long-term debt. Our cash and cash equivalents, accounts and notes receivable, and accounts and notes payable balances are generally short-term in nature and do not expose our company to material market risk. At April 30, 1999, we had $4.2 million of fixed rate long-term debt and $7.6 million of variable rate credit facilities. At April 30, 1999, approximately $1.4 million was outstanding under these credit facilities. We do not believe that changes in interest rates on the long-term debt and credit facilities would have a material effect on our company's results of operations given our current obligations under those long-term debt and credit facilities.

INFLATION

The effect of inflation on the costs of our company and its ability to pass on cost increases in the form of increased prices is dependent upon market conditions and the competitive environment. The general level of inflation in the U.S. economy has been relatively low for the past several years and has not, to date, had a significant effect on our company.

ITEM 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated by reference to the section entitled "Market Risk" in Part I, Item 2, Management's Discussion and Analysis of Results of Operations and Financial Condition.

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

                                   ISCO, INC.

Date:  June 11, 1999               BY /s/ Robert W. Allington
                                          ---------------------------------
                                          Robert W. Allington, Chairman and
                                          Chief Executive Officer

Date:  June 11, 1999               BY /s/ Philip M. Wittig
                                          ---------------------------------
                                          Philip M. Wittig, Treasurer and
                                          Chief Financial Officer