Form 10-K
period 1999-07-30
ISCO INC
filed 1999-10-28
CIK 773730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

     For the fiscal year ended July 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 [No Fee Required]

     For the Transition Period From  _______________  to  _______________

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

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $0.10 par value
                          -------------------------
                                (Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X   No
                                       ---
As of October 15, 1999, 5,643,992 shares of Common Stock of Isco, Inc., were outstanding and the aggregate market value of such Common Stock held by nonaffiliates was approximately $12,645,866.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Shareholders to be held December 9, 1999 -
Part III.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

Isco, Inc. was founded in 1959. We design, manufacture, and market products worldwide. The majority of our revenues come from sales of products used by industry and government to monitor compliance with water quality regulations and a variety of research and testing laboratories.

Robert W. Allington, the founder of Isco, Inc., has been the controlling shareholder, chairman of the board, and chief executive officer since inception. Mr. Allington was president until October 6, 1995. Douglas M. Grant has been our president and chief operating officer since October 6, 1995.

Our principal offices are located at 4700 Superior Street, Lincoln, Nebraska 68504-1398. Our telephone number is (402) 464-0231. As used herein, "Isco", "we" or "our" refers to Isco, Inc., and its subsidiaries. "Isco-Lincoln" refers to the activities and operations conducted by Isco, Inc.

Geomation, Inc. is a wholly owned subsidiary operating out of Golden, Colorado. Isco, Inc. acquired a minority ownership position in fiscal year 1993 and acquired the remaining equity during fiscal year 1998. Geomation designs, manufactures, and markets measurement, data logging, and control systems for the geotechnical and environmental markets. More than 70 percent of its sales are in dam monitoring applications. Geomation's core technology and expertise is in field collection, logging, and transmission of data.

STIP Siepmann und Teutscher GmbH (STIP) is a wholly owned subsidiary operating out of Gross-Umstadt, Germany. Isco, Inc. acquired this entity during the second quarter of fiscal year 1998. STIP designs, produces, and markets a broad line of process monitoring and control instrumentation designed specifically for municipal and industrial wastewater treatment applications. These products assist our wastewater treatment customers in reducing operating costs and in reliably managing the wastewater treatment process.

Isco, Inc. is a 50 percent partner in Advanced Flow Technologies Partnership, Ltd. (AFTCO), a limited partnership, located in Lakeland, Florida. This partnership was formed during fiscal year 1998. AFTCO designs, manufactures, and markets electromagnetic full-pipe flow meters. Isco, Inc. is AFTCO's distribution channel into the wastewater treatment market.

PRODUCTS AND APPLICATIONS

The contribution made by our core products to net sales for fiscal 1999, 1998, and 1997, respectively, is as follows: wastewater samplers 33, 36, and 40 percent; open-channel and full-pipe flow meters 25, 21, and 23 percent; and liquid chromatography (LC) products 14, 13, and 14 percent.

Isco's water quality customers use wastewater samplers to collect water samples from surface waters and sewers for subsequent analysis in the laboratory. Our open-channel flow meters are used to measure and record the flow rate of liquids in unpressurized pipes and open channels. These flow meters can be linked with wastewater samplers to collect water samples based on flow rate. The combined use of these two products is well suited to conduct storm water runoff studies in compliance with federal regulations. Cities may use our computer-based flow logging systems and sophisticated Flowlink-TM- software to determine the state of repair of their sewer systems. Other customers use those systems to store flow, rainfall, and other sample data for later retrieval, analysis, and reporting.

Isco's research customers include analytical laboratories that support the development and manufacture of food, chemical, and pharmaceutical products as well as those that study disease and basic life functions and environmental quality. These liquid chromatography customers use pumps to deliver solvent through columns packed with special media to separate a sample into its component molecules. They then use our detectors to identify and quantify the component molecules. Our fraction collectors are used to collect the separated component molecules as they flow from the column. Combinatorial chemistry applications for drug discovery use fully automated Isco ComiFlash-TM- systems to sample, separate, detect, and collect purified fractions.

Other products which we believe will contribute to our future success include: process monitoring analyzers; supercritical fluid extraction (SFE) products; data logging and communication instruments; syringe pumps; and electromagnetic full-pipe flow meters.

Wastewater treatment customers use our process monitoring analyzers to continuously monitor and control the treatment process to ensure that it is proceeding efficiently within established parameters. Our process monitors quickly detect the presence of a variety of organic compounds. This allows the plant operator to control operating costs and ensures high water quality.

SFE is a safe, cost-effective, environmentally friendly, and time saving technique used to separate selected chemical compounds (target analytes) from complex sample matrices. Our food and agri-products customers use SFE to ensure that their products are maintained at a specified level of quality.

Our syringe pumps are used for specialized applications in the petroleum and chemical industries, and for pumping supercritical fluids where high accuracy at high pressures is required. At the beginning of fiscal 1997, Isco introduced a line of electromagnetic full-pipe flow meters that we believe will be a cost-effective alternative to existing electromagnetic and other full-pipe flow meters.

The U.S. price range of individual products within our core products are $1,500 to $50,000 for water quality monitoring instruments and $300 to $20,000 for most separation instruments.

MARKETING AND SALES

In the United States, independent manufacturers' representatives sell our water quality monitoring products. Domestic sales of chemical separation instruments are made by internal sales people assigned to specific products and located in the prime domestic market areas. The manufacturers' representatives and our internal sales people are supported with promotional programs, advertising, applications specialists, applications bulletins, technical literature, and applications seminars.

International sales constituted 28, 28, and 25 percent of our sales during fiscal 1999, 1998, and 1997, respectively. We have not been adversely affected by foreign currency fluctuations because all of our international sales are denominated in the functional currency of the selling facility. Products manufactured in the United States are not generally stocked outside the country. Orders are filled from the facility that produces the product. To aid international sales, many of our products are offered in multiple language versions.

Isco's international sales are made primarily by independent dealers operating in various countries around the world. The international dealers for our water quality products in Europe and the Middle East are managed by the staff of Isco Instruments (Europe) GmbH, the wholly owned Swiss subsidiary of Isco, Inc. The dealers in the Asia-Pacific region are managed by an Isco employee residing in the Philippines. Our other independent international dealers are supervised by management in Lincoln, Nebraska and in Gross-Umstadt, Germany.

STIP sells directly in its home market of Germany. Sales of the STIP analyzers in the USA are made by our manufacturers' representatives supervised by management in Lincoln.

CUSTOMERS

Isco has a broad customer base. Currently no single customer, including any OEM customer, accounts for more than three percent of our sales.

PRODUCT WARRANTY

The majority of our products have a one year warranty against defective materials and workmanship. Our warranty claims have not been material in the past and are not expected to be material in the future. We provide after-market factory service for most products. We also provide on-site services in the United States for process monitoring analyzers and automated SFE systems. Customers may purchase an extended warranty for selected products at the time they purchase a new instrument or while the instrument is still under warranty.

COMPETITION

We believe we have a strong competitive position in the markets for wastewater samplers, open-channel flow meters, and SFE. We maintain a competitive position in the LC market. The factors that contribute to our competitive position include: a reputation for quality and service, technically advanced products that provide cost-effective operation and unique features, an active research and development program that allows us to maintain technical leadership, a strong position in key markets, efficient production capabilities, and excellent distribution capabilities.

Isco has several competitors manufacturing similar wastewater samplers. In the United States, the major competitor is American Sigma, Inc., owned by the Danaher Corporation. We estimate that we have approximately 40 percent of the domestic wastewater sampler market, with American Sigma, Inc., having approximately 30 percent. Other domestic competitors are small and offer little competition. Significant competitors in Europe include; Buhler-Montec, owned by the Fairey Group plc of the United Kingdom, and Endress + Hauser Instruments of Switzerland.

There are numerous suppliers in the domestic open-channel flow meter market. Based upon market information we believe to be accurate, Isco along with Marsh-McBirney, Inc., Milltronics, and American Sigma, Inc. each hold approximately 20 percent of the United States open-channel flow meter market. Additional significant competitors in Europe include: Buhler-Montec and Endress + Hauser Instruments.

With respect to low-pressure LC products, we believe we are a major producer of fraction collectors. The largest low pressure LC competitor is Amershem Pharmacia Biotech UK Ltd. Amersham Pharmacia Biotech has a greater market share in international markets. However, for selected instruments sold in the United States, our market share is comparable to that of Amersham Pharmacia Biotech. Other major competitors are Bio-Rad Laboratories, Inc., and Gilson Medical Electronics, Inc., an American-based company with much of its production in France.

There are a number of suppliers for the process monitoring and control market with market share varying from country to country. Limited information is available, however we believe that the primary competitors are two German companies: Dr. Lange, a subsidiary of the Danaher Corporation, and LAR Analytik & Umwelt Messtechnik GmbH.

In the SFE equipment market, Isco is the market leader with approximately 40 percent market share. Management estimates that its competitors Applied Separations, Inc. and Leco Corporation each have a market share of less than 20 percent, with the remaining market served by specialty engineering concerns.

In the geotechnical market, Isco's primary competitor is Campbell Scientific Inc. In this market, the two companies have approximately equal market share.

With respect to syringe pumps, market share is difficult to estimate due to the various niche markets we service. In the United States, our major competitor is Quizix, Inc. We believe that Isco holds a dominant position relative to Quizix, Inc. in all but one niche market.

RESEARCH AND ENGINEERING

Isco commits significant resources to ongoing research and engineering activities. Our near-term goals are to improve, enhance, and expand the market share of our existing product lines. Over the long-term, we are seeking new market applications for our products as well as exploring present and related markets that could utilize new products developed from our expanding technology base. For fiscal years 1999, 1998, and 1997, we spent approximately $6,030,000 or 12 percent of sales, $6,315,000 or 13 percent of sales, and $4,526,000 or 11 percent of sales, respectively, on research and engineering.

PATENTS AND LICENSES

We believe we derive a competitive advantage from our patents. We have a policy of obtaining patents wherever commercially feasible. We also vigorously assert and defend our patents. Our products are covered by 69 United States patents, 67 of which are owned by Isco, and 2 under which we are the licensee. There are also numerous corresponding patents issued by other countries. Our patents have been assigned to us by the inventor on a royalty-free basis. We currently have 22 patent applications pending at the United States Patent Office.

REGULATION

Management believes Isco is in compliance with current environmental regulations. Therefore, no unfavorable impact on competition or earnings is expected. We have no government contracts that are subject to re-negotiation of profits upon contract completion. Although our products are not subject to significant U.S. government regulation, the markets for many of our products are regulation driven.

BACKLOG

On September 24, 1999, Isco's order backlog was $6,234,000, of which approximately 90 percent is scheduled for delivery prior to July 28, 2000, the close of fiscal 2000. A year earlier, on September 25, 1998, the order backlog was $4,859,000.

MANUFACTURING AND SOURCES OF SUPPLY

Isco-Lincoln's manufacturing operations are vertically integrated. We fabricate most of the metal and plastic components used in our products and obtain the required raw materials from several sources. Since we are not reliant upon outside suppliers for these types of components, we are generally able to produce them at a lower cost and maintain a consistently high level of quality.

Products produced by Isco-Lincoln use a variety of mechanical, electrical, and electronic components. Most of these components are available from several sources. Currently, we are not experiencing any shortage of raw materials or components.

Isco-Lincoln uses a sophisticated computerized production control system. Based on anticipated demand, inventory position, and production capacity, the system determines the raw material and component requirements, the dates when these materials are needed, and the dates production must begin in order to complete the products on time. Through the use of production scheduling techniques, the system enables us to control both labor and inventory costs.

Geomation's and STIP's manufacturing operations consist mainly of final assembly and testing, with all other processes outsourced. Currently, we have not experienced any shortages. Production planning is handled by computerized production control systems which ensure that raw materials and sub-component parts are received on time for final assembly.

EMPLOYEES

On September 24, 1999, we had 486 employees of whom 48 were leased or temporary. There were 249 engaged in production, 67 in research and engineering, 112 in marketing and sales, and 58 in administration. None of our employees are represented by a labor union. We have never experienced a work stoppage.

ITEM 2. PROPERTIES.

During this past August, we completed the expansion and renovation of our Superior Street facility. We added approximately 56,000 square feet to the existing main building, bringing the total square footage for all the facilities at this location to approximately 168,000 square feet. The more efficient layout of the renovated facility; the installation of space saving and more efficient equipment; and an open office environment will allow us to perform our operations using less floor space. The operations that were housed in the existing Westgate facility have been relocated to the Superior Street facility, which now houses our corporate, executive and administrative offices along with our sales, research, engineering, manufacturing, and maintenance activities. The buildings at 4700 Superior Street in Lincoln, Nebraska are located on approximately 30 acres. The building at 531 Westgate Boulevard, Lincoln, Nebraska contains approximately 156,000 square feet of space and is located on approximately 10 acres. The Westgate property was placed on the market early in fiscal 1999. Both facilities are owned and unencumbered.

In August 1999, Geomation relocated from its existing leased location containing 7,092 square feet of space to a new location containing 8,089 square feet of space in Golden, Colorado. The facility houses the engineering, manufacturing, marketing, selling, and administrative activities of Geomation. The lease for the new space expires August 31, 2004.

STIP leases 1,424 square meters in a building located in Gross-Umstadt, Germany. The facility houses the engineering, manufacturing, marketing, sales, and administrative activities of STIP. The lease expires December 31, 2000 and STIP has the option to extend the lease for an additional three years.

ITEM 3. LEGAL PROCEEDINGS.

There are no legal proceedings that, in the opinion of outside counsel, would have a material impact on either the financial condition or operating results of Isco.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of fiscal 1999, no issues were submitted to a vote of shareholders.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Common stock data: On September 24, 1999 - 5,643,992 shares outstanding and approximately 309 shareholders of record.

Market:  NASDAQ/NMS (Over-the-counter).  Symbol: ISKO

Stock price: The high and low bid prices of the common stock and the cash dividends paid for each quarter during the last two fiscal years are shown below:


--------------------------------------------------------------------------------------------------------------------
                                          Common Stock Price Range                            Cash Dividends
                          ---------------------------------------------------------              Per Share
                                    1999                          1998
                                    ----                          ----                           ---------
                              High          Low            High            Low             1999            1998
                              ----          ---            ----            ---             ----            ----
    First quarter            $6.75         $4.09          $10.25           $8.13           $.05            $.05
    Second quarter            6.00          4.41            9.25            8.69            .05             .05
    Third quarter             5.88          4.25            9.50            8.25             --             .05
    Fourth quarter            6.63          5.00            9.00            6.31             --             .05
--------------------------------------------------------------------------------------------------------------------


ITEM 6. SELECTED FINANCIAL DATA.
Amounts in thousands except per share data.



-------------------------------------------------------------------------------------------------------------------
                                                                         Fiscal Year
-------------------------------------------------------------------------------------------------------------------
                                              1999            1998            1997           1996           1995
                                              ----            ----            ----           ----           ----
FOR THE FISCAL YEAR:
Net sales                                  $51,911          $47,912        $40,733         $39,981         $41,784
Gross margin                                27,195           26,345         22,760          22,191          24,606
Operating income (loss)*                    (1,267)          (2,510)            12            (115)          3,708
Non-operating income                           329              860          1,565           1,462           1,437
Income taxes (tax benefit)                    (303)            (453)           251             360           1,571
Net earnings (loss)                           (635)          (1,197)         1,326             987           3,574

AT FISCAL YEAR-END:
Current assets                              23,906           25,143         28,958          21,414          25,292
Working capital                             16,023           19,022         25,255          17,437          22,529
Total assets                                53,325           49,617         46,708          46,704          45,766
Long-term debt                               3,996              690             --              --              --
Shareholders' equity                        41,446           42,806         42,480          42,002          42,002
Average shares outstanding                   5,645            5,607          5,351           5,353           5,370

PER SHARE DATA:
Basic earnings (loss) per share              $(.11)           $(.21)          $.25            $.18            $.67
Cash dividends per share (declared)          $ .10            $ .20           $.20            $.20            $.20

-------------------------------------------------------------------------------------------------------------------

* Fiscal 1996 includes restructuring charges of $1,752,000 associated with the consolidation of the divisions.

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

All references to years mean our fiscal year.

SALES ANALYSIS AND REVIEW

1999 TO 1998 COMPARISON

Our 1999 sales of $51,911,000 were eight percent above 1998 sales of $47,912,000. Approximately 40 percent of the year-over-year sales increase is the result of a full year's sales contribution of STIP which was acquired during the second quarter of last year. Sales of our core products (wastewater samplers, flow meters, and liquid chromatography products) were up 10 percent. Flow meters accounted for approximately 78 percent of this increase, with liquid chromatography accounting for the remainder. Sales of samplers were comparable with last year. Sales of our other products (process monitoring, supercritical fluid extraction (SFE), syringe pumps, Geomation, and STIP products) were eight percent higher. Excluding STIP, sales of other products were down 11 percent. This decline was due to lower sales of syringe pumps partially offset by an increase in process monitoring.

U.S. sales of our core products increased 11 percent over 1998, with flow meters accounting for the majority of this increase. International sales of these products increased seven percent. Liquid chromatography accounted for approximately 60 percent of the increase with flow meters accounting for the remainder. U.S. sales of our other products were approximately the same as the prior year. We generated increases in all groups except syringe pumps. International sales of our other products grew by 10 percent. Excluding sales of STIP products, international sales of other products were down 32 percent. Sales of SFE and Geomation products accounted for the majority of the decrease.

Net orders of $54,111,000 were received during 1999, an increase of 14 percent compared with 1998. The backlog at July 30, 1999 was $5,789,000, up 31 percent from the beginning of the year. As of September 24, 1999, our backlog was $6,234,000. We expect to deliver approximately 90 percent of this backlog prior to July 28, 2000, the end of fiscal 2000.

1998 TO 1997 COMPARISON

Our 1998 sales of $47,912,000 were 18 percent above 1997 sales of $40,733,000. Included in 1998's results were Geomation sales of $2,351,000 and STIP sales of $1,641,000. Compared with the previous year, sales of our core products (wastewater samplers, open-channel flow meters, and liquid chromatography products) were eight percent higher with all three product groups contributing to this increase. Sales of our other products (process monitoring, supercritical fluid extraction (SFE), syringe pumps, Geomation, and STIP products) were 68 percent higher. Excluding Geomation and STIP, sales were six percent higher with syringe pumps accounting for this increase.

U.S. sales of our core products increased eight percent over 1997 with all three groups contributing to this increase. International sales of these products increased nine percent with samplers accounting for the majority of the increase. U.S. sales of our other products increased 65 percent in 1998. Geomation accounted for 58 percent of the increase. Excluding Geomation, sales increased 28 percent with syringe pumps accounting for the majority. International sales of our other products increased 70 percent. Excluding Geomation and STIP, sales were down 15 percent. Sales of process monitoring products accounted for the majority of the decline.

Net orders of $47,473,000 were received during 1998, an increase of nearly 13 percent compared with 1997. Our July 31, 1998 order backlog of $4,420,000, including the combined Geomation and STIP backlog of $750,000, was up 15 percent from the beginning of the fiscal year.

OPERATING INCOME ANALYSIS AND REVIEW

The following table summarizes, for the three years indicated, the percentages which certain components of the Consolidated Statements of Operations bear to net sales and the percentage change of such components (based on actual dollars) compared with the prior year.

-------------------------------------------------------------------------------------------------------------------
                                                                                                   Year-to-Year
                                                                                                Increase(Decrease)
                                                                                               -------------------
                                                                Year Ended                     1999         1998
                                                   ----------------------------
                                                   Jul 30     Jul 31     Jul 25                  vs.          vs.
                                                    1999       1998       1997                 1998          1997
                                                   ------     ------     ------                -----        ------
Net sales                                           100.0      100.0      100.0                  8.3         17.6
Cost of sales                                        47.6       45.0       44.1                 14.6         20.0
                                                   ------     ------     ------
                                                     52.4       55.0       55.9                  3.2         15.8
                                                   ------     ------     ------
Expenses:
   Selling, general, and administrative              43.2       47.0       44.8                  (.5)        23.7
   Research and engineering                          11.6       13.2       11.1                 (4.5)        39.5
                                                   ------     ------     ------
                                                     54.8       60.2       55.9                 (1.4)        26.9
                                                   ------     ------     ------
Operating income (loss)                              (2.4)      (5.2)        --                 49.5           --
                                                   ------     ------     ------
Non-operating income
   Investment income                                   .6        1.1        2.4                (37.6)       (46.4)
   Interest expense                                   (.6)       (.2)       (.1)               264.7         80.9
   Other                                               .6         .9        1.5                (25.9)       (33.7)
                                                   ------     ------     ------
                                                       .6        1.8        3.8                (61.7)       (45.0)
                                                   ------     ------     ------
Earnings (loss) before income taxes                  (1.8)      (3.4)       3.8                 43.2           --
Income taxes (tax benefit)                            (.6)       (.9)        .6                (33.1)          --
                                                   ------     ------     ------
Net earnings (loss)                                  (1.2)      (2.5)       3.2                 47.0           --
                                                   ------     ------     ------
                                                   ------     ------     ------

-------------------------------------------------------------------------------------------------------------------

1999 TO 1998 COMPARISON

We incurred an operating loss of $1,267,000 for fiscal 1999 compared with a loss of $2,510,000 for fiscal 1998. All entities contributed to the current year's loss. The gross margin, as a percentage of sales, declined from 55.0 percent in 1998 to 52.4 percent in 1999. The current year's lower gross margin is a result of increased sales discounts and increased indirect manufacturing costs associated with the Isco-Lincoln operations, and the increase in STIP's contribution to the overall entity at a lower gross margin. Isco-Lincoln's indirect manufacturing costs increased due to additional costs incurred in support of the consolidation and relocation of the manufacturing operations, the initiation of process improvement activities, and activities associated with upgrading and converting data related to the Superior Street facility's operating system.

Our selling, general, and administrative (SG&A) expenses, as a percentage of sales, declined from 47.0 percent to 43.2 percent. Selling expenses, as a percentage of sales, for all of the Company's entities, declined when compared with last year. Selling expenses last year, included costs related to the acquisition of Geomation and STIP, and higher amortization expenses. During the current year, management was able to reduce the selling expenses at STIP. Our general and administrative (G&A) expenses, as a percentage of sales, increased when compared with last year. Last year G&A expenses of Isco-Lincoln included the write-off of the Suprex intangibles that were offset in the current year with the costs associated with making our operating system Y2K compliant and with the settlement costs of the patent infringement litigation. In addition, the G&A expenses of STIP and Geomation increased.

Engineering expenses, as a percentage of sales, were 11.6 percent for fiscal year 1999 compared with 13.2 percent for fiscal 1998. This is due to reduced development activities that were nearing completion during the current fiscal year. Last year's expenses included a one-time charge for "purchased R&D" related to the acquisition of Geomation.

Investment income decreased 37.6 percent and interest expense increased 264.7 percent compared to last year. These changes were due to the continued sale of investments that began last year and the acquisition of debt during the current year to meet the cash needs for the expansion/renovation of the Superior Street facility and the business software system. Other non-operating income was down 25.9 percent due to the disposition of building components related to the building renovation and a loss from the AFTCO joint venture.

We realized a tax benefit of $303,000 for the current year compared with a tax benefit of $453,000 last year. The current year's benefit was primarily the result of the operating loss incurred. The current year included a benefit from adjustments in prior years' state and federal tax estimates. This benefit was offset by the establishment of a valuation allowance against the tax benefits realized from the current year's operating losses incurred by STIP and Geomation. Last year's benefit was primarily a result of the operating loss generated.

1998 TO 1997 COMPARISON

We incurred an operating loss of $2,510,000 for fiscal year 1998 compared with operating income of $12,000 in 1997. During 1998's product planning review, it was determined that the capitalized intangibles arising out of the Suprex acquisition had no remaining value for Isco. Only two of the former Suprex products remained in the SFE product line. These two products were only marginally viable because they were intended for market niches that continue to require significant investment in methods development. These market niches are outside the food market where we focus our SFE products. As a result of these conditions, $1,021,000 of Suprex intangibles, including goodwill were written-off with $603,000 charged to G&A, $263,000 charged to selling, and $155,000 charged to engineering. In addition, we established an inventory reserve of $625,000 against the year-end inventory of Suprex product and components.

The gross margin, as a percent of sales, declined to 55.0 percent in 1998 from 55.9 percent in 1997. The decline was primarily the result of an increase in indirect wages and benefits, and the inventory reserve discussed above. The increase in benefits was the result of an increase in the cost of self-funded health benefits and the 1997 anomaly of reduced health care costs resulting from a plan-year change and our negotiation with our insurer for 17-month vs. normal 12-month specific "stop loss" coverage that provided for significant recovery of health care costs in 1997. This also affected the other functional areas reported below.

Our SG&A expenses, as a percentage of sales, increased to 47.0 percent in 1998 from 44.8 percent in 1997. Selling expenses increased as a percentage of sales compared to last year. The increase occurred in the areas of salaries and benefits for increased staff; increased advertising; materials and supplies; and commissions to dealers and manufacturers' representatives. G&A expenses also increased and were related to the implementation of the BaaN enterprise resource planning (ERP) software; increased maintenance and depreciation due to the upgrading of computer systems; increased salaries and benefits; and the termination of an international dealer that resulted in the write-off of related accounts receivable.

Our engineering expenses, as a percentage of sales, increased to 13.2 percent in 1998 from 11.1 percent in 1997. This increase was related to the increase in sub-contracted engineering services; increased salaries and benefits due to increased staffing; and increased expenditures for materials and supplies. Also included in this increase was $302,000 for "purchased R&D" resulting from the Geomation acquisition.

Our 1998 investment income was reduced significantly as investments were sold to meet the cash needs of our acquisition and facilities expansion activities. Compared with an effective income tax rate of 15.9 percent for 1997, in 1998 we realized an income tax benefit resulting primarily from the operating loss.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities generated $1,430,000 of cash flow during fiscal 1999 compared with $3,238,000 during fiscal 1998. The decline in cash flows was due primarily to the increase in accounts receivable, which resulted from strong sales performance near the close of the fiscal year. The increase in accounts receivable was partially offset by a decrease in inventory. During 1999, we invested $3.8 million in the expansion and renovation of the Superior Street facility and $5.3 million in equipment and software. These activities were funded by the sale of investments and acquisition of debt.

At July 30, 1999, we had working capital of $16 million and a current ratio of 3.0:1. We added a $5 million term loan to our capital structure during the year. At year-end, our total debt was $5,176,000 with $1,180,000 payable next year. In addition, we had lines of credit with various banks totaling $6.9 million of which $5.3 million was available for future business needs.

FUTURE EVENTS

In 1995, management acknowledged that the change of the century (Y2K) could have a significant effect upon our operations. We evaluated our situation in the light of the following questions.

- Will the computer systems that we use to manage our business function properly after December 31, 1999?
-    Will our products continue to function properly after December 31, 1999?
- Will our key vendors be able to continue to deliver materials and services after December 31, 1999?
- Will our key customers be able to submit orders for our products after December 31, 1999?

During this past fiscal year, each location either completed the upgrade of its existing operating system and software or installed a new operating system. In 1996, management decided that a new operating system for the Isco-Lincoln operation would improve our future operational efficiency in addition to resolving the Y2K compliance issue. Early in 1998, the BaaN software operating system was selected as our future ERP system. That system was scheduled to go on line early in the fourth quarter of fiscal 1999. During the third quarter, management determined that it was in the best interests of the company to temporarily suspend further work on the implementation of the BaaN system because of continual instability problems. We immediately began the search for a new BaaN implementation firm to assist us in determining the cause(s) of the instability. Due to the uncertainty surrounding BaaN, management determined that we must immediately begin the process of upgrading one of our existing operating systems and software in order to make it Y2K compliant. This process was completed on schedule, in early fiscal 2000, and we are currently operating the business on a Y2K compliant system. Management believes the upgrading of the existing operating system and software does not provide a long-term solution for the company. We currently are evaluating our longer-term options, focusing on reactivating the suspended BaaN project.

The total amount invested, excluding internal labor costs, prior to the suspension of the BaaN implementation was approximately $3.0 million. The cost of bringing our existing systems into Y2K compliance was approximately $500,000, most of which was expensed in the fourth quarter of 1999.

Our current products, with few exceptions, are compliant with Isco's Year 2000 Product Compliance Policies. The majority of our discontinued products that still may be in service are compliant with our Y2K policies and those that are not compliant have reasonable Y2K step-around procedures. We, therefore, believe our liabilities are limited with respect to our products being Y2K compliant.

We have contacted key vendors and have obtained assurance that product and services provided by these vendors will not be affected after December 31, 1999.

No single customer accounts for more than three percent of our sales. Therefore, we believe that any customer's inability to submit orders for our products will have a minimal effect on our business.

FACTORS AFFECTING FUTURE RESULTS

Our future performance will be affected by the following factors: improved sales growth; improvement of gross margins; controlled operating expenses; integration of acquisitions; dealing with the external regulatory influences on our primary markets; and dealing with the effect of the consolidation of companies within the instrumentation industry.

During fiscal 2000, we will address these factors. We will focus on those marketing and selling activities that will profitably grow our sales. We will improve our gross margins through manufacturing process improvements and controlling manufacturing overhead costs. In addition, we will be very diligent in controlling operating expenses.

We will selectively invest in the development of products that will contribute significantly to profitable sales growth or maintain our dominant market position. We must also develop the marketing strategies which will focus energy and resources in those areas which will allow our company to grow sales profitably, thereby leveraging and diluting our fixed cost structure.

The environmental market accounts for approximately 70 percent of our sales. This is a regulation driven market that is strongly influenced by both the perceived attitude and actions of various governmental agencies in the promulgation and enforcement of environmental regulations. The effects of the regulatory climate on the market are outside our ability to control and, for any given period, may be either a positive or negative factor on our performance.

As in many industries, consolidation of companies within our market is on-going. As a result, we are dealing with the effects of larger, well financed competitors who also have the organizational resources to compete aggressively in the global market place.

MARKET RISK

Interest rate risk and currency exchange risks are the primary market risks to which we are exposed. We do not use derivative financial or commodity instruments. Our other financial instruments include cash and cash equivalents, accounts and notes receivable, accounts and notes payable, and long-term debt. Our cash and cash equivalents, accounts and notes receivable, and accounts and notes payable balances are generally short-term in nature and do not expose our company to material market risk. At July 30, 1999, we had approximately $4.5 million of fixed rate debt. In addition, we had $6.9 million of variable rate credit facilities, of which approximately $1.6 million was outstanding under these credit facilities. We do not believe that changes in interest rates on the debt and credit facilities would have a material effect on our results of operations, given our current obligations under these debt and credit facilities.

Related to currency exchange, international sales of our United States based operations are denominated in U.S. dollars and international sales of our German subsidiary are denominated in Deutsche marks. The currency exchange risk at the current level of activity is not material to our operating results or financial position. Our market risk resulting from the translation of the profit and loss of STIP and from our permanent investment in our foreign subsidiaries is not material.

INFLATION

The effect of inflation on our costs and our ability to pass on cost increases in the form of increased prices is dependent upon market conditions and the competitive environment. The general level of inflation in the U.S. economy has been relatively low for the past several years and has not, to date, had a significant effect on our company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Isco, Inc.

We have audited the accompanying consolidated balance sheets of Isco, Inc. and subsidiaries as of July 30, 1999 and July 31, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended July 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Isco, Inc. and subsidiaries as of July 30, 1999 and July 31, 1998, and the results of their operations and their cash flows for each of the three years in the period ended July 30, 1999 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

Lincoln, Nebraska
October 1, 1999

                           ISCO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)


                                                                                          Year Ended
                                                                          -----------------------------------------
                                                                           July 30        July 31         July 25
                                                                             1999           1998            1997
                                                                          ---------     ----------      -----------
Net sales                                                                   $51,911        $47,912         $40,733
Cost of sales                                                                24,716         21,567          17,973
                                                                          ---------     ----------      -----------
                                                                             27,195         26,345          22,760
                                                                          ---------     ----------      -----------

Expenses:
   Selling, general, and administrative                                      22,432         22,540          18,222
   Research and engineering                                                   6,030          6,315           4,526
                                                                          ---------     ----------      -----------
                                                                             28,462         28,855          22,748
                                                                          ---------     ----------      -----------

Operating income (loss)                                                      (1,267)        (2,510)             12
                                                                          ---------     ----------      -----------
Non-operating income:
     Investment income                                                          327            524             977
     Interest expense                                                          (310)           (85)            (47)
     Other                                                                      312            421             635
                                                                          ---------     ----------      -----------
                                                                                329            860           1,565
                                                                          ---------     ----------      -----------
Earnings (loss) before income taxes                                            (938)        (1,650)          1,577

Income taxes (tax benefit) (Note H)                                            (303)          (453)            251
                                                                          ---------     ----------      -----------
Net earnings (loss)                                                         $  (635)      $ (1,197)       $  1,326
                                                                          ---------     ----------      -----------
                                                                          ---------     ----------      -----------
Basic earnings (loss) per share                                               $(.11)         $(.21)           $.25
                                                                          ---------     ----------      -----------
                                                                          ---------     ----------      -----------
Diluted earnings (loss) per share                                             $(.11)         $(.21)           $.25
                                                                          ---------     ----------      -----------
                                                                          ---------     ----------      -----------
Weighted average number of shares outstanding                                 5,645          5,607           5,351
                                                                          ---------     ----------      -----------
                                                                          ---------     ----------      -----------

The accompanying notes are an integral part of the consolidated financial statements.

                           ISCO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                         (Columnar amounts in thousands)


                                                                                        July 30           July 31
                                                                                          1999              1998
                                                                                      ----------         ----------
ASSETS

Current assets:
    Cash and cash equivalents                                                            $ 3,423           $ 3,837
    Short-term investments (Note C)                                                           --             1,361
    Accounts receivable, trade (Note B)                                                    9,501             8,124
    Inventories (Note D)                                                                   9,016             9,902
    Refundable income taxes                                                                  383               279
    Deferred income taxes (Note H)                                                         1,134             1,023
    Other current assets                                                                     449               617
                                                                                        --------           -------
       Total current assets                                                               23,906            25,143

Property, plant, and equipment (Note E)                                                   20,019            15,658
Property held for sale                                                                     2,257                --
Long-term investments (Note C)                                                                --               862
Deferred income taxes (Note H)                                                               318               492
Other assets (Note F)                                                                      6,825             7,462
                                                                                        --------           -------
       Total assets                                                                      $53,325           $49,617
                                                                                        ========           =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                     $ 1,832           $ 1,915
    Accrued expenses (Note G)                                                              3,311             2,925
    Income taxes payable                                                                      --                18
    Short-term borrowing (Note I)                                                          1,560             1,263
    Current portion of long-term debt (Note J)                                             1,180                --
                                                                                        --------           -------
       Total current liabilities                                                           7,883             6,121

Long-term debt (Note J)                                                                    3,996               690

Commitments and contingencies (Note R)

Shareholders' equity (Notes K and P):
    Preferred stock, $.10 par value, authorized 5,000,000
       shares; issued none
    Common stock, $.10 par value, authorized 15,000,000
       shares; issued 5,643,992 and 5,672,092 shares                                         564               567
    Additional paid-in capital                                                            37,740            37,886
    Retained earnings                                                                      3,152             4,352
    Accumulated other comprehensive income (loss)                                            (10)                1
                                                                                        --------          --------
       Total shareholders' equity                                                         41,446            42,806
                                                                                        --------          --------
       Total liabilities and shareholders' equity                                        $53,325           $49,617
                                                                                        ========          ========

The accompanying notes are an integral part of the consolidated financial statements.

                           ISCO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  (Amounts in thousands, except per share data)

                                                                           Accumulated
                                               Additional                     other                         Total
                                   Common        paid-in     Retained     comprehensive     Treasury     shareholders'
                                   stock         capital     earnings     income (loss)      stock          equity
                                   ------      ----------    --------     -------------     --------     -------------
Balance, July 26, 1996              $598         $36,838      $ 6,428           $(198)     $(1,664)          $42,002

    Net earnings                                                1,326                                          1,326
    Unrealized investment gain                                                    212                            212
                                                                                                         -------------
Total comprehensive income                                                                                     1,538

Cash dividends ($.20 per share)                                (1,071)                                        (1,071)
Issuance of common stock                               8                                         3                11
                                   ------      ----------    --------     -------------     --------     -------------

Balance, July 25, 1997              $598         $36,846      $ 6,683         $    14      $(1,661)          $42,480

    Net loss                                                   (1,197)                                        (1,197)
    Unrealized investment loss                                                    (10)                           (10)
    Translation adjustments                                                        (3)                            (3)
                                                                                                         -------------
Total comprehensive loss                                                                                      (1,210)

Cash dividends ($.20 per share)                                (1,134)                                        (1,134)
Issuance of common stock              32           2,612                                                       2,644
Issuance of director options                          26                                                          26
Retirement of treasury stock         (63)         (1,598)                                     1,661               --
                                   ------      ----------    --------     -------------     --------     -------------
Balance, July 31, 1998              $567         $37,886      $ 4,352        $      1       $    --          $42,806

    Net loss                                                     (635)                                          (635)
    Unrealized investment loss                                                     (4)                            (4)
    Translation adjustments                                                        (7)                            (7)
                                                                                                         -------------
Total comprehensive loss                                                                                        (646)

Cash dividends ($.10 per share)                                  (565)                                          (565)
Acquisition of common stock           (3)           (163)                                                       (166)
Issuance of director options                          17                                                          17
                                   ------      ----------    --------     -------------     --------     -------------
Balance, July 30, 1999              $564         $37,740     $  3,152          $  (10)     $    --           $41,446
                                   ======      ==========    ========     =============     ========     =============

The accompanying notes are an integral part of the consolidated financial statements.

                           ISCO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (columnar amounts in thousands)

                                                                                              Year Ended
                                                                                    ------------------------------
                                                                                     July 30    July 31    July 25
                                                                                      1999       1998        1997
                                                                                    ---------   -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net earnings (loss)                                                            $ (635)    $(1,197)    $ 1,326
     Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
         Depreciation and amortization                                               2,415       2,784       2,234
         Deferred income taxes                                                          62        (839)        (32)
         (Gain) loss on sale of investments                                             (4)         61          86
         Gain on sale of property, plant, and equipment                               (222)       (270)       (268)
         Provision for doubtful accounts                                               (11)        207         126
         Loss on impairment of assets (Note F)                                          --       1,646          --
         Undistributed losses of AFTCO                                                 254          93          --
         Change in operating assets and liabilities:
              Accounts receivable, trade-(increase) decrease                        (1,367)      1,622      (1,147)
              Inventories-(increase) decrease                                          670        (837)     (1,899)
              Refundable income taxes-(increase) decrease                             (103)       (210)        (42)
              Other current assets-(increase) decrease                                 254         144         207
              Accounts payable-increase (decrease)                                     (80)        237          87
              Accrued expenses-increase (decrease)                                     390         213        (733)
              Income taxes payable-increase (decrease)                                 (18)        (39)       (115)
         Other                                                                        (175)       (377)        (93)
                                                                                    ---------   -------    --------
     Total adjustments                                                               2,065       4,435      (1,589)
                                                                                    ---------   -------    --------
         Cash flows from operating activities                                        1,430       3,238        (263)
                                                                                    ---------   -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale and maturity of available-for-sale securities                1,963      12,615       3,328
     Proceeds from sale and maturity of held-to-maturity securities                    250         500         770
     Proceeds from sale of property, plant, and equipment                              872         356         340
     Purchase of available-for-sale securities                                          --         (34)       (556)
     Purchase of property, plant, and equipment                                     (9,016)     (8,928)     (1,394)
     Issuance of note receivable                                                        --        (759)       (305)
     Purchase of subsidiaries and other acquisitions, net of cash acquired              --      (4,159)     (2,701)
     Other                                                                               7          --        (758)
                                                                                    ---------   -------    --------
         Cash flows from investing activities                                       (5,924)       (409)     (1,276)
                                                                                    ---------   -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash dividends paid                                                              (565)     (1,134)     (1,071)
     Proceeds from borrowings                                                        5,319         332          --
     Repayment of debt                                                                (508)         --          --
     Purchase of common stock                                                         (166)         --          --
                                                                                    ---------   -------    --------
         Cash flows from financing activities                                        4,080        (802)     (1,071)
                                                                                    ---------   -------    --------
CASH AND CASH EQUIVALENTS:
     Net increase (decrease)                                                          (414)      2,027      (2,610)
     Balance at beginning of year                                                    3,837       1,810       4,420
                                                                                    -------    --------   --------
     Balance at end of year                                                         $3,423     $ 3,837     $ 1,810
                                                                                    =======    ========   ========

See Note M for supplemental cash flow information.

The accompanying notes are an integral part of the consolidated financial statements.

                           ISCO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           Years ended July 30, 1999, July 31, 1998, and July 25, 1997
        (Columnar amounts in thousands, except share and per share data)

NOTE A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

DESCRIPTION OF BUSINESS. Isco, Inc. and its subsidiaries (the Company) design, manufacture, and market products worldwide which are used by industry and government to monitor compliance with water quality regulations and are used in a variety of research and testing laboratories and by industry to monitor product quality.

BASIS OF PRESENTATION. The consolidated financial statements include the accounts of Isco, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. Investments in which the Company exercises significant influence over operating and financial policies are accounted for using the equity method.

For fiscal reporting purposes, the Company operates under a 52/53 week year, ending on the last Friday of July. Fiscal 1999 contained 52 weeks, 1998 contained 53 weeks, and 1997 contained 52 weeks.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying values of cash, accounts receivable, accounts payable, and short-term borrowing approximate fair value. Investments are reported at fair value based on quoted market prices. The fair value of long-term debt, which is based on the borrowing rates and terms currently available to the Company, approximates carrying value.

CASH AND CASH EQUIVALENTS. Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of three months or less.

INVESTMENTS. The Company classifies investments into three categories accounted for as follows: debt securities that the Company has the intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, as a component of accumulated other comprehensive income. The Company held no trading securities during the periods reported and generally does not trade securities. Sales of available-for-sale securities are recognized using the first-in, first-out method.

INVENTORIES. Inventories are valued at the lower of cost or market, principally on the last-in, first-out (LIFO) basis.

LONG-LIVED ASSETS. The Company reviews long-lived assets and certain intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, the expected future cash flows (undiscounted and without interest charges) resulting from the use of the asset are estimated and an impairment loss is recognized if the sum of such cash flows is less than the carrying amount of the asset. Should such an assessment indicate that the value of a long-lived asset or goodwill is impaired, an impairment loss is recognized for the difference between the carrying value of the asset and its estimated fair value. Impairments recognized by the Company during 1998 are discussed in Note F.

PROPERTY, PLANT, AND EQUIPMENT. Property, plant, and equipment are stated at historical costs. Depreciation is provided using the straight-line and declining balance methods over estimated useful asset lives of 10 to 40 years for buildings and improvements and 3 to 20 years for machinery and equipment.

Property held for sale is stated at the lower of cost or net realizable value and includes a building no longer used in the Company's operations. This building was removed from service late in fiscal 1999.

OTHER ASSETS. Intangible assets are amortized on a straight-line basis over estimated useful lives of 3 to 15 years. Intangibles include intellectual property, engineering drawings, patents, licenses, customer or market lists, and trade names.

REVENUE RECOGNITION. Sales of products, software and services are recorded based on delivery of products and software or performance of services.

FOREIGN CURRENCY TRANSLATION. The U.S. dollar is the functional currency of the Company's wholly owned Swiss subsidiary. The Deutsche mark (DM) is the functional currency of the Company's wholly owned German subsidiary. Exchange gains and losses resulting from transactions denominated in currencies other than the U.S. dollar are included in the results of operations for the year. Assets and liabilities are translated to U.S. dollars at current exchange rates as of each balance sheet date. Income and expense items are translated using average exchange rates during the year. Cumulative currency translation adjustments are presented as a component of accumulated other comprehensive income. Transaction gains and losses and unrealized gains and losses on intercompany receivables have not been material to date.

EMPLOYEE BENEFITS PLAN. Certain employee benefits, including the weekly disability and medical protection plan and group insurance premiums are funded by employee and Company contributions. Prior to January 1, 1998, claims were paid by the Beneficial Employee Trust of Isco, a voluntary employees beneficiary association, which was funded by employee and Company contributions.

RESEARCH AND ENGINEERING COSTS. Research and engineering costs are expensed as incurred.

INCOME TAXES. Income taxes are recorded using the liability method. This method recognizes the amount of taxes payable or refundable for the current year. Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.

EARNINGS (LOSS) PER SHARE. Basic earnings (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding during the period and the dilutive effect of stock options and common stock equivalents outstanding using the treasury stock method. A reconciliation is provided in Note P.

COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) for all periods presented consists of net earnings (loss), unrealized gain (loss) on securities available for sale, and foreign currency translation adjustments. These results are incorporated into the Consolidated Statements of Shareholders' Equity.

RECLASSIFICATIONS. Certain reclassifications have been made to the prior years' financial statements to conform to the current year's presentation.

ACCOUNTING PRONOUNCEMENTS. In June 1998, Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. This statement will become effective in the Company's fiscal year 2001. The affect, if any, resulting from the adoption of this statement is not presently known.

NOTE B.  ALLOWANCE FOR DOUBTFUL ACCOUNTS.

-------------------------------------------------------------------------------------------------------------------
                                                                       1999           1998            1997
-------------------------------------------------------------------------------------------------------------------
Allowance at beginning of period                                       $286           $ 82           $   72
Provision for doubtful accounts                                         (11)           207              126
Accounts written-off                                                    (77)           (75)            (116)
                                                                     ------         ------           -------
Allowance at end of period                                             $198           $286           $   82
                                                                     ------         ------           -------
                                                                     ------         ------           -------
-------------------------------------------------------------------------------------------------------------------

NOTE C. INVESTMENTS.

Proceeds from sales of available-for-sale securities during fiscal years 1999, 1998, and 1997 were $1,963,000, $2,648,000, and $3,328,000, respectively. Gross gains of $4,000, $31,000, and $0 and gross losses of $0, $92,000, and $86,000, were recognized in fiscal 1999, 1998, and 1997, respectively. As of July 30, 1999, the Company had liquidated all investment securities.

As of July 31, 1998:

-------------------------------------------------------------------------------------------------------------------
                                                                Gross         Gross           Fair
                                             Amortized       Unrealized     Unrealized       Market      Carrying
                                                Cost           Gains          Losses         Value         Value
                                             ---------       -----------    ----------       ------      --------
Short-term investments:
    Available-for-sale securities:
       State and municipal securities         $  1,357         $  4          $  --          $1,361        $ 1,361
                                              --------         ----          -----          ------        -------
Total short-term investments                     1,357            4             --           1,361          1,361
                                              --------         ----          -----          ------        -------

Long-term investments:
    Held-to-maturity securities:
       State and municipal securities              250           --             --             250            250
    Available-for-sale securities:
       State and municipal securities              610            2             --             612            612
                                              --------         ----          -----          ------        -------
Total long-term investments                        860            2             --             862            862
                                              --------         ----          -----          ------        -------
                                              $  2,217         $  6          $  --          $2,223        $ 2,223
                                              --------         ----          -----          ------        -------
                                              --------         ----          -----          ------        -------
-------------------------------------------------------------------------------------------------------------------

NOTE D. INVENTORIES.

                      -------------------------------------------------------------------------
                                                                       1999              1998
                      -------------------------------------------------------------------------
                      Raw materials                                  $3,893             $3,831
                      Work-in-process                                 3,422              3,164
                      Finished goods                                  1,701              2,907
                                                                    -------           --------
                                                                     $9,016             $9,902
                                                                    -------           --------
                                                                    -------           --------
                      -------------------------------------------------------------------------

Had inventories been valued on the first-in, first-out (FIFO) basis, they would have been approximately $1,214,000, and $1,377,000 higher than reported on the LIFO basis at July 30, 1999 and July 31, 1998, respectively. Approximately 74 percent of inventory has been valued by the LIFO method at July 30, 1999 and July 31, 1998, respectively.

NOTE E. PROPERTY, PLANT, AND EQUIPMENT.


                      ----------------------------------------------------------------------------
                                                                     1999               1998
                      ----------------------------------------------------------------------------
                      Land                                         $   413           $     762
                      Buildings and improvements                    10,956               9,297
                      Machinery and equipment                       19,265              15,566
                      Software                                       1,607               1,571
                      Construction-in-progress                       3,459               7,698
                                                                   -------            --------
                                                                    35,700              34,894
                      Less accumulated depreciation                 15,681              19,236
                                                                   -------            --------
                                                                   $20,019            $ 15,658
                                                                   -------            --------
                                                                   -------            --------
                      ----------------------------------------------------------------------------


NOTE F. OTHER ASSETS.

     ---------------------------------------------------------------------------------------------------------
                                                                                            1999          1998
     ---------------------------------------------------------------------------------------------------------
     Intangibles, net of accumulated amortization of $728,000 and $317,000                 $3,051        $3,462
     Investment in AFTCO, net of accumulated amortization of $100,000 and $25,000           1,058         1,386
     Cash value of life insurance                                                           1,358         1,060
     Notes receivable due March 2008 at 8.0% - related party                                1,000         1,000
     Other                                                                                    358           554
                                                                                          -------        ------
                                                                                          $ 6,825        $7,462
                                                                                          -------        ------
                                                                                          -------        ------
     ---------------------------------------------------------------------------------------------------------

The Company's investment in Advanced Flow Technologies Partnership, Ltd. (AFTCO) includes undistributed losses of $254,000 and $93,000 for fiscal years 1999 and 1998, respectively.

Summarized financial information for AFTCO, since formation on March 31, 1998, is as follows:

     ----------------------------------------------------------------------------------------------------------
                                                                                            1999          1998
     ----------------------------------------------------------------------------------------------------------
     Current assets                                                                        $  870        $1,140
     Property and equipment, net                                                              198           236
     Current liabilities                                                                      301            64
     Partners' capital                                                                        767         1,313
     Net sales                                                                              1,357           495
     Net loss                                                                                 546           187
     ----------------------------------------------------------------------------------------------------------

The acquired Suprex product line failed to achieve the original projections of operating performance. Furthermore, based on a reassessment of future expectations of non-discounted cash flows and operating performance related to the Suprex product line, management of the Company determined that certain assets recorded in connection with the acquisition were impaired. Accordingly, in fiscal 1998 an impairment charge was recorded for $1.6 million. This consisted of write-offs of intangibles of $1.0 million and inventory reserves of $.6 million.

NOTE G. ACCRUED EXPENSES.

                      ----------------------------------------------------------------------
                                                                       1999          1998
                      ----------------------------------------------------------------------

                      Salaries, wages, and commissions                 $1,648        $1,287
                      Vacation/personal time                              754           635
                      Property, payroll, and sales tax                    532           365
                      Other                                               377           638
                                                                       ------        ------
                                                                       $3,311        $2,925
                                                                       ------        ------
                                                                       ------        ------
                      ----------------------------------------------------------------------

NOTE H. INCOME TAXES.

Income tax expense (benefit) consists of:

              ----------------------------------------------------------------------------------------
                                                                      1999         1998        1997
              ----------------------------------------------------------------------------------------
              Federal:
                 Current                                             $(309)       $ 273        $215
                 Deferred                                               30         (771)        (58)
              State:
                 Current                                               (28)         104          58
                 Deferred                                               32          (68)         26
              International:
                 Current                                               (28)           9          10
                                                                   -------      --------     ------
                                                                     $(303)       $(453)       $251
                                                                   -------      --------     ------
                                                                   -------      --------     ------
              ----------------------------------------------------------------------------------------

The provision for income taxes is reconciled with the amount of income taxes computed at the federal statutory rate as follows:

              --------------------------------------------------------------------------------------
                                                                     1999         1998       1997
              --------------------------------------------------------------------------------------
              Computed "expected" federal tax expense (benefit)      $(319)       $(560)       $ 536
              Alternative minimum tax (AMT)                             --           86          181
              State income taxes, net of federal tax benefit           (37)           7           72
              International income taxes                               (28)           9           10
              Exempt foreign sales corporation income                   --          (96)        (111)
              Tax-exempt income                                        (29)        (163)        (265)
              Permanent differences on intangibles                      97          179           --
              Prior years' federal & state income tax adjustments     (193)         (95)        (139)
              Other                                                    (14)         134          (33)
              Change in valuation allowance                            220           46           --
                                                                    ------       -------      -------
                                                                     $(303)       $(453)       $ 251
                                                                    ------       -------      -------
                                                                    ------       -------      -------
              ---------------------------------------------------------------------------------------

The July 30, 1999 and July 31, 1998 components of deferred income tax assets and liabilities resulting from temporary differences between financial and tax reporting are as follows:


              ---------------------------------------------------------------------------------------
                                                                                   1999         1998
              ---------------------------------------------------------------------------------------
              Deferred assets:
                 Uniform capitalization of inventory costs                         $  518       $  510
                 Inventory valuation reserve                                          215          272
                 Vacation/personal time                                               178          179
                 Write-down of property                                               189          189
                 Reserve for doubtful accounts                                         68           81
                 Suprex intangibles                                                   604          626
                 Net operating, capital and AMT credit loss carry forwards            831          736
                 Research and development credit carry forwards                       225          143
                 Other                                                                216          111
                 Valuation allowance                                                 (266)         (46)
                                                                                 --------     ---------
                 Total deferred assets                                              2,778        2,801
                                                                                 --------     ---------

              Deferred liabilities:
                 Depreciation                                                       1,166          941
                 Prepaid expenses                                                     160          210
                 Other                                                                --           135
                                                                                 --------     ---------
                 Total deferred liabilities                                         1,326        1,286
                                                                                 --------     ---------
              Net deferred assets                                                  $1,452       $1,515
                                                                                 --------     ---------
                                                                                 --------     ---------
              ---------------------------------------------------------------------------------------


At July 30, 1999, the Company had United States net operating loss carry forwards of approximately $850,000 which expire in fiscal years 2003 through 2014 and an additional German net operating loss carry forward of $750,000 which is not subject to expiration. At July 30, 1999, the Company had a net capital loss carry forward of approximately $150,000 which expires in fiscal years 2000 through 2003. Realization of deferred tax assets associated with the net operating loss and credit carry forwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization is not assured for deferred tax assets, management believes it is more likely than not that most deferred tax assets will be realized through future taxable earnings or alternative tax strategies. For certain of the net operating loss and tax credit carry forwards related to subsidiary operations, management believes a greater degree of risk in realization exists and portions may expire unused. Accordingly, management has established a valuation allowance against them.

NOTE I. SHORT-TERM BORROWING.

At July 30, 1999, the Company had available $5,000,000 and $300,000 in lines of credit expiring December 24, 1999 and December 1, 1999, respectively. The $5,000,000 line is secured by inventory, accounts receivable, equipment, and intangibles. The Company had no outstanding borrowings against its lines of credit during the fiscal years ended July 30, 1999 and July 31, 1998.

The Company's German subsidiary, STIP Siepmann und Teutscher GmbH (STIP), maintains a revolving credit agreement which provides for borrowing up to DM3,000,000 (US$1,600,000) guaranteed by the Company. This agreement provides for interest rates ranging from 4.7 percent to 8.5 percent and is renewable on a quarterly basis. The amount outstanding at July 30, 1999 and July 31, 1998 was $1,560,000 and $1,263,000, respectively.

NOTE J. LONG-TERM DEBT.

Long-term debt at July 30, 1999 and July 31, 1998 consists of the following:

                 --------------------------------------------------------------------------------
                                                                                 1999       1998
                 --------------------------------------------------------------------------------
                  Isco, Inc.
                      Note due December 2003, 6.50%                             $4,492      $ --
                  STIP
                      Note due March 2000, 7.50%                                   273       280
                      Note due June 2003, 7.50%                                    411       410
                                                                                ------      ----
                                                                                 5,176       690
                  Less current portion of long-term debt                         1,180        --
                                                                                ------      ----
                                                                                $3,996      $690
                                                                                ------      ----
                                                                                ------      ----
-------------------------------------------------------------------------------------------------

In December of 1998, Isco, Inc. borrowed $5,000,000 from its primary commercial bank. This term loan is repayable in equal installments over 60 months. The note is secured by inventory, accounts receivable, equipment, and intangibles. The Company is in compliance with all terms of the loan agreement.

At July 30, 1999, future principal payments due on debt in each of the next five fiscal years are as follows: 2000, $1,180,000; 2001, $969,000; 2002,
$1,035,000; 2003, $1,516,000; 2004, $476,000.

NOTE K. STOCK OPTION PLANS.

Isco had three stock option plans in effect at July 30, 1999: the 1985 Incentive Stock Option Plan (1985 Plan), the 1996 Stock Option Plan (1996
Plan), and the 1996 Outside Directors' Stock Option Plan (1996 Directors'
Plan). Under each of these plans, options may be granted only during the 10 years following the inception of the plan.

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

Stock option activity under the Plans is as follows:

-------------------------------------------------------------------------------------------------------------------
                                                             Incentive Stock Options
                                -----------------------------------------------------------------------------------
                                        1985 Plan                    1996 Plan               1996 Directors' Plan
                                    -----------------            ----------------          ------------------------
                                             Weighted                      Weighted                    Weighted
                                             Average                       Average                     Average
                                Shares     Option Price       Shares     Option Price     Shares     Option Price
                                ------     ------------       ------     ------------     ------     ------------
Outstanding, July 26, 1996    153,190      $  12.16               --        $   --            --       $   --
Granted                            --            --           10,000          8.13         4,000         9.63
Canceled                      (18,745)        13.04               --            --            --           --
                             --------                         ------                       -----
Outstanding, July 25, 1997    134,445      $  12.04           10,000        $ 8.13         4,000       $ 9.63
Granted                            --            --          194,724          9.12         4,667         9.07
Canceled                       (3,335)        13.04               --            --        (2,000)        9.63
                             --------                         ------                       -----
Outstanding, July 31, 1998    131,110      $  12.03          204,724        $ 9.07         6,667       $ 9.23
Granted                            --            --               --            --         4,000         5.50
                             --------                         ------                       -----
Outstanding, July 30, 1999    131,110      $  12.03          204,724        $ 9.07        10,667       $ 7.83
                             --------                         ------                       -----
                             --------                         ------                       -----
-------------------------------------------------------------------------------------------------------------------

At July 30, 1999, 146,021 shares were exercisable at a weighted average option price of $10.22.

No compensation cost has been recorded relative to the employee option plans. The pro forma effect on fiscal 1998 and 1997 net earnings (loss) and earnings
(loss) per share of accounting for stock-based compensation using the fair value method required by statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" is approximately $98,000 and $.02, and $30,000 and $.01, respectively. Net loss and loss per share would not have been affected in fiscal 1999 had the fair value method been utilized. The fair value for options granted under the 1996 Plan was estimated at the date of grant using the binomial option pricing model with the following assumptions for 1998 and 1997, respectively: dividend yield of 2.2 and 2.5 percent; expected volatility of 25 and 30 percent; risk free interest rate of
6.0 and 7.0 percent; and expected lives of seven and seven years.

NOTE L. RETIREMENT PLAN.

The Company has a defined contribution retirement plan covering Isco, Inc. employees who satisfy age and service requirements. The Company makes annual contributions to the plan of approximately 7% of defined pre-tax earnings. Company contributions to the plan are limited to 15% of aggregate compensation of the participants. The Company's contributions approximated
$0, $0, and $112,000, for the fiscal years 1999, 1998, and 1997, respectively.

The Company also has 401(k) salary reduction plans for its Isco, Inc. and Geomation employees. Under the terms of the plans, an employee may reduce his or her salary by up to 12%. The Company matches the reduction, up to 10%, with a 20% matching contribution. The combined amount is then contributed to the plans on behalf of the employee. During fiscal years 1999, 1998, and 1997, the Company made matching contributions to the 401(k) salary reduction plans of approximately $175,000, $152,000, and $138,000, respectively.

NOTE M. SUPPLEMENTAL CASH FLOW INFORMATION.

During fiscal years 1999, 1998, and 1997, the Company made income tax payments (received refunds) of approximately ($252,000), $635,000, and $435,000, respectively.

During fiscal years 1999 and 1998 the Company made interest payments of $310,000 and $46,000, respectively.

NOTE N. GEOGRAPHIC AND PRODUCT GROUP SALES.

                  -------------------------------------------------------------------------------
                                                        1999              1998             1997
                  -------------------------------------------------------------------------------
                  United States                      $37,371           $34,523          $30,351
                  Europe                               8,477             5,323            5,180
                  Asia                                 3,146             5,131            3,017
                  Other                                2,917             2,935            2,185
                                                     -------           -------          -------
                                                     $51,911           $47,912          $40,733
                                                     -------           -------          -------
                                                     -------           -------          -------
                  -------------------------------------------------------------------------------

                  -------------------------------------------------------------------------------
                                                        1999              1998             1997
                  -------------------------------------------------------------------------------
                  Samplers                           $17,180           $17,291          $16,129
                  Flow Meters                         12,755            10,165            9,339
                  Chromatography                       7,117             6,270            5,814
                  Other *                             14,859            14,186            9,451
                                                     -------           -------          -------
                                                     $51,911           $47,912          $40,733
                                                     -------           -------          -------
                                                     -------           -------          -------

                  -------------------------------------------------------------------------------
                  * Other includes non-core products and service revenues

NOTE O.  ACQUISITIONS.

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

On December 29, 1997, the Company acquired all the outstanding shares of STIP Siepmann und Teutscher GmbH (STIP), of Gross-Umstadt, Germany. STIP produces a broad line of process monitoring instrumentation designed specifically for wastewater treatment applications. The acquisition required cash of approximately $232,000. In a separate and simultaneous transaction, the Company also acquired 100 percent of the technology covering the products produced by STIP. This technology was acquired from a partnership owned by Messrs. Siepmann and Teutscher for cash of approximately $1,686,000. The transaction also included an earn-out provision, which depending upon the performance of STIP through December 1999, would require the payment of additional cash of up to approximately $1,700,000. Based on the performance of STIP through July 30, 1999, the Company does not anticipate that the earn-out thresholds will be achieved.

The above transactions were accounted for as purchases.

On March 31, 1998, the Company and AMJ Equipment Corporation, Lakeland, Florida, completed the formation of Advanced Flow Technologies Partnership, Ltd. (AFTCO) a limited partnership located in Lakeland, Florida. Each partner owns 50 percent of AFTCO. The Company's cash investment of approximately $1.5 million is accounted for under the equity method. The cost in excess of net assets acquired of approximately $750,000 is being amortized on a straight-line basis over 10 years. AFTCO designs, manufactures, and markets electromagnetic full-pipe flow meters.

NOTE P. EARNINGS PER SHARE.
The following table provides a reconciliation between basic and diluted earnings
(loss) per share:

-------------------------------------------------------------------------------------------------------------------
                    Computation of earnings (loss) per share
-------------------------------------------------------------------------------------------------------------------
                                                                           1999             1998             1997
                                                                           ----             ----             ----
Numerator:
    Earnings (loss) for both basic and diluted earnings per share        $ (635)          $(1,197)          $1,326
                                                                         ------           -------            -----
                                                                         ------           -------            -----

Denominator:
    Denominator for basic earnings per share
    Weighted average outstanding shares                                   5,645             5,607            5,351
    Effect of dilutive securities:
       Common stock equivalents and dilutive stock options                   --                --                5
                                                                         ------           -------            -----

Denominator for diluted earnings per share                                5,645             5,607            5,356
                                                                         ------           -------            -----
                                                                         ------           -------            -----
Earnings (loss) per share:
    Basic                                                                 $(.11)            $(.21)            $.25
                                                                         ------           -------            -----
                                                                         ------           -------            -----
    Diluted                                                               $(.11)            $(.21)            $.25
                                                                         ------           -------            -----
                                                                         ------           -------            -----
-------------------------------------------------------------------------------------------------------------------

Options and other common stock equivalents to purchase 367,128; 357,944; and 151,427 shares of common stock were outstanding during the periods ended July 30, 1999, July 31, 1998, and July 25, 1997, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common stock and, therefore, their effect would be anti-dilutive.

NOTE Q. RETIREMENT OF TREASURY STOCK.

Effective July 31, 1998, the Company's Board of Directors authorized the retirement of all treasury shares.

NOTE R. COMMITMENTS AND CONTINGENCIES.

COMMITMENTS.

In the normal course of business, the Company is involved in various legal actions. It is management's opinion that none of these legal actions will materially affect the financial position of the Company.

Subsequent to year end, AFTCO received a $1,000,000 line of credit commitment from the Company's primary commercial bank. The Company is the guarantor of this line.

Isco has commitments under long-term operating leases for building space and equipment, many of which contain renewal options. Future minimum rentals on operating leases with non-cancelable lease terms at July 30, 1999 aggregate $1,240,000 and are payable by fiscal years as follows: 2000, $370,000; 2001, $312,000; 2002, $232,000; 2003, $231,000; 2004, $89,000; and thereafter,
$6,000.

STATEMENTS OF OPERATIONS BY QUARTER. (unaudited)
(Columnar amounts in thousands, except per share data)

-------------------------------------------------------------------------------------------------------------------
                                    First Quarter      Second Quarter        Third Quarter        Fourth Quarter
                                    -------------      --------------        -------------        ----------------
                                  1999       1998      1999      1998       1999      1998       1999       1998
                                  ----       ----      ----      ----       ----      ----       ----       ----
Net sales                        $13,486    $11,500    $11,756   $10,384    $12,889   $13,246    $13,780   $ 12,782
Cost of sales                      5,953      4,834      5,756     4,545      6,088     5,940      6,919      6,248
                                --------    -------    -------   -------    -------   -------    -------    -------
                                   7,533      6,666      6,000     5,839      6,801     7,306      6,861      6,534
                                --------    -------    -------   -------    -------   -------    -------    -------
Expenses:
    Selling, general and
       administrative              5,486      4,853      5,417     4,817      5,417     5,657      6,112      7,213
    Research and engineering       1,514      1,594      1,539     1,447      1,464     1,700      1,513      1,574
                                --------    -------    -------   -------    -------   -------    -------    -------
                                   7,000      6,447      6,956     6,264      6,881     7,357      7,625      8,787
                                --------    -------    -------   -------    -------   -------    -------    -------

Operating income (loss)              533        219       (956)     (425)       (80)      (51)      (764)    (2,253)

Non-operating income(loss):
    Investment income                 77        144         82       175         97       102         71        103
    Interest expense                 (24)        (2)       (78)       (3)       (64)      (46)      (144)       (34)
    Other non-operating
       income (loss)                  85         81        272       103       (149)      129        104        108
                                --------    -------    -------   -------    -------   -------    -------    -------
                                     138        223        276       275       (116)      185         31        177
                                --------    -------    -------   -------    -------   -------    -------    -------

Earnings (loss) before
    income taxes                     671        442       (680)     (150)      (196)      134       (733)    (2,076)
Income taxes (tax benefit)           105        150       (202)     (104)       (71)      (40)      (135)      (459)
                                --------    -------    -------   -------    -------   -------    -------    -------
Net earnings (loss)              $   566    $   292    $  (478)  $   (46)   $  (125)  $   174    $  (598)   $(1,617)
                                --------    -------    -------   -------    -------   -------    -------    -------
                                --------    -------    -------   -------    -------   -------    -------    -------

Basic earnings (loss)
    per share                       $.10       $.05      $(.08)    $(.01)     $(.02)     $.03      $(.11)     $(.28)
                                --------    -------    -------   -------    -------   -------    -------    -------
                                --------    -------    -------   -------    -------   -------    -------    -------

Weighted average shares
    outstanding                    5,657      5,497      5,644     5,672      5,644     5,672      5,644      5,672
                                --------    -------    -------   -------    -------   -------    -------    -------
                                --------    -------    -------   -------    -------   -------    -------    -------
-------------------------------------------------------------------------------------------------------------------

Quarterly per share amounts may not add to annual total due to rounding.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Incorporated by reference from the Isco, Inc., Proxy Statement for Annual Meeting of Shareholders to be held December 9, 1999, under the captions ELECTION OF DIRECTORS, LIST OF CURRENT EXECUTIVE OFFICERS OF THE COMPANY, and ADDITIONAL INFORMATION - Compliance with Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION.

Incorporated by reference from the Isco, Inc., Proxy Statement for Annual Meeting of Shareholders to be held December 9, 1999, under the caption EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Incorporated by reference from the Isco, Inc., Proxy Statement for Annual Meeting of Shareholders to be held December 9, 1999, under the captions GENERAL and ELECTION OF DIRECTORS.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
                                                                         page
a.   The following documents are filed as a part of this report:        number

     1.  Financial Statements:

               Independent Auditors' Report                                13

               Consolidated Statements of Operations for fiscal years
                    ended July 30, 1999, July 31, 1998, and July 25, 1997  14

               Consolidated Balance Sheets at July 30, 1999 and
                    July 31, 1998                                          15

               Consolidated Statements of Shareholders' Equity for
                    fiscal years ended July 30, 1999,
                    July 31, 1998, and July 25, 1997                       16

               Consolidated Statements of Cash Flows for fiscal years
                    ended July 30, 1999, July 31, 1998, and July 25, 1997  17

               Notes to Consolidated Financial Statements                  18

               Financial statements of the Registrant's subsidiaries
                    are omitted because the Registrant is, primarily, an operating company and the subsidiaries
                    are wholly owned.                                      --

     2.  Schedules:
               Advanced Flow Technologies Partnership, Ltd.                32
                    Financial Statements for the year ended
                    July 31, 1999 and for the period from March 31, 1998 (Date of Formation) to July 31, 1998.

               Schedules other than those listed above are omitted for
                    the reason that they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.

b. Reports on Form 8-K filed for the three months ended July 30, 1999:

     1.  None

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K. (CONTINUED)


                                                                         page
                                                                        number
c. Exhibits (Numbered in accordance with Item 601 of Regulation S-K):

         (3)   (i)  Articles of Incorporation as amended and restated
                      through July 26, 1985 [Incorporated by
                      reference to Exhibit 3.1 to the Registration
                      Statement on Form S-1, File No. 2-99303
                      (the "Form S-1")]                                    --

               (ii) By-laws as amended through September 21, 1995
                      (Incorporated by reference to Annual Report on
                      Form 10-K for Isco, Inc. dated July 28, 1995)        --

         (10)  Material contracts:

               (iii)(a)   1985 Incentive Stock Option Plan (Incorporated
                               by reference to Exhibit 10.1 (ii) of
                               the Form S-1)                               --

                    (b)   Directors' Deferred Compensation Plan
                               (Incorporated by reference to Registration
                               Statement of Form S-8, File No. 333-00421)  --

                    (c)   1996 Stock Option Plan (Incorporated by reference
                               to Registration Statement of Form S-8,
                               File No 333-16637)                          --

                    (d)   1996 Outside Directors' Stock Option Plan
                               (Incorporated by reference to
                               Registration Statement of Form S-8,
                               File No. 333-16637)                         --

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

         (23)  Independent Auditors' Consent                               40

         (27)  Financial Data Schedule                                     41

         (99)  Plan Year 1999 Financial Statements of the Isco, Inc.
               Retirement Plu$ Plan                                        42

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISCO, INC.



By: /s/Robert W. Allington                       By: /s/Philip M. Wittig
--------------------------                       ----------------------------
       Robert W. Allington,                             Philip M. Wittig
       Chief Executive Officer,                         Treasurer, Chief
       and Director                                     Financial Officer and
                                                        Director

Date: October 22, 1999                            Date: October 22, 1999



By: /s/Douglas M. Grant                           By: /s/Donald E. Wademan
-----------------------                           ---------------------------
       Douglas M. Grant,                                 Donald E. Wademan,
       President, Chief Operating                        Controller
       Officer, and Director

Date: October 22, 1999                            Date: October 22, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/Dale L. Young                              By: /s/James L. Linderholm
--------------------                              ---------------------------
       Dale L. Young,                                    James L. Linderholm,
        Secretary and Director                           Director

Date: October 22, 1999                            Date:  October 22, 1999



By: /s/James L. Carrier                           By: /s/John J. Brasch
-----------------------                           ---------------------------
       James L. Carrier, Director                 John J. Brasch, Director

Date: October 22, 1999                            Date: October 20, 1999

                   ADVANCED FLOW TECHNOLOGIES PARTNERSHIP, LTD
                             (A LIMITED PARTNERSHIP)

                              Financial Statements
               For the year ended July 30, 1999 and for the Period
            From March 31, 1998 (Date of Formation) to July 31, 1998
                        and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


Board of Directors
Advanced Flow Technologies Partnership, Ltd (A Limited Partnership) Lakeland, Florida

We have audited the accompanying balance sheets of Advanced Flow Technologies Partnership, Ltd (A Limited Partnership) as of July 30, 1999 and July 31, 1998, and the related statements of operations, partners' capital and cash flows for the year ended July 30, 1999 and for the period from March 31, 1998 (date of formation) to July 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Advanced Flow Technologies Partnership, Ltd (A Limited Partnership) as of July 30, 1999 and July 31, 1998, and the results of its operations and its cash flows for the year ended July 30, 1999 and for the period from March 31, 1998 to July 31, 1998 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP


Lincoln, Nebraska
October 22, 1999

                   ADVANCED FLOW TECHNOLOGIES PARTNERSHIP, LTD
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS



                                                                                            For the period from
                                                             For the year ended              March 31, 1998 to
                                                                July 30, 1999                  July 31, 1998
                                                                -------------                  -------------
Net sales                                                         $1,356,916                      $ 495,314
Cost of sales                                                      1,029,621                        377,588
                                                                  ----------                      ---------
                                                                     327,295                        117,726
                                                                  ----------                      ---------

Expenses:
   Selling, general, and administrative                              628,241                        236,946
   Research and engineering                                          252,933                         74,498
                                                                  ----------                      ---------
                                                                     881,174                        311,444
                                                                  ----------                      ---------
Operating loss                                                      (553,879)                      (193,718)
                                                                  ----------                      ---------
Other income:
   Interest, net                                                       8,094                          6,391
                                                                  ----------                      ---------

Net loss                                                           $(545,785)                     $(187,327)
                                                                  ----------                      ---------
                                                                  ----------                      ---------

The accompanying notes are an integral part of the financial statements.

                   ADVANCED FLOW TECHNOLOGIES PARTNERSHIP, LTD
                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS


                                                                      July 30, 1999               July 31, 1998
                                                                      -------------               -------------
ASSETS
Current assets:
   Cash and cash equivalents                                              $ 59,979                   $ 602,832
   Accounts receivable, net of allowance of $12,000 and $0                 236,219                     125,819
   Inventories:
     Raw materials                                                         357,127                     302,154
     Work-in-process                                                       103,891                      75,959
     Finished goods                                                        112,994                      33,561
                                                                        ----------                  ----------
       Total inventories                                                   574,012                     411,674
                                                                        ----------                  ----------
         Total current assets                                              870,210                   1,140,325

   Machinery and equipment                                                 312,612                     270,855
   Less accumulated depreciation                                          (114,941)                    (34,923)
                                                                        ----------                  ----------
                                                                           197,671                     235,932
                                                                        ----------                  ----------
         Total Assets                                                   $1,067,881                  $1,376,257
                                                                        ----------                  ----------
                                                                        ----------                  ----------

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable                                                      $ 214,724                    $ 57,345
   Accrued expenses and other current liabilities                            6,269                       6,239
   Line of credit                                                           80,000                          --
                                                                        ----------                  ----------
         Total current liabilities                                         300,993                      63,584

Commitments and contingencies (Note F)

Partners' capital                                                          766,888                   1,312,673
                                                                        ----------                  ----------
         Total Liabilities & Partners' Capital                          $1,067,881                  $1,376,257
                                                                        ----------                  ----------
                                                                        ----------                  ----------

The accompanying notes are an integral part of the financial statements.

                   ADVANCED FLOW TECHNOLOGIES PARTNERSHIP, LTD
                             (A LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' CAPITAL


                                                                             Limited Partners                Total
                                                           General          ------------------             Partners'
                                                           Partner        Isco               AMJ            Capital
                                                           -------       ------             -----          ----------
Initial capital contribution, March 31, 1998 (Note A)       $  --      $1,500,000         $     --        $1,500,000

Allocation of net loss (Note A)                                --         (93,664)         (93,663)         (187,327)
                                                            -----      ----------         --------         ----------
Balance, July 31, 1998                                      $  --      $1,406,336         $(93,663)       $1,312,673

Allocation of net loss (Note A)                                --        (272,892)        (272,893)         (545,785)
                                                            -----      ----------         --------         ----------
Balance, July 30, 1999                                      $  --      $1,133,444        $(366,556)        $ 766,888
                                                            -----      ----------         --------         ----------
                                                            -----      ----------         --------         ----------

The accompanying notes are an integral part of the financial statements.

                   ADVANCED FLOW TECHNOLOGIES PARTNERSHIP, LTD
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS



                                                                                               FOR THE PERIOD FROM
                                                                     FOR THE YEAR ENDED         MARCH 31, 1998 TO
                                                                        JULY 30, 1999             JULY 31, 1998
                                                                        -------------             -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                               $(545,785)               $ (187,327)
   Adjustments to reconcile net loss to net cash flows
     from operating activities:
       Depreciation                                                          80,018                    34,923
       Provision for doubtful accounts                                       12,000                        --
       Changes in operating assets and liabilities:
         Trade receivables                                                 (122,400)                 (125,819)
         Inventories                                                       (162,338)                 (411,674)
         Accounts payable                                                   157,379                    57,345
         Accrued expenses and other current liabilities                          30                     6,239
                                                                      -------------             -------------
              Cash flows from operating activities                         (581,096)                 (626,313)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of machinery and equipment                                    (41,757)                 (270,855)
                                                                      -------------             -------------
              Cash flows from investing activities                          (41,757)                 (270,855)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Advances on line of credit                                              80,000                        --
     Capital contributions                                                       --                 1,500,000
                                                                      -------------             -------------
              Cash flows from financing activities                           80,000                 1,500,000
                                                                      -------------             -------------

CASH AND CASH EQUIVALENTS:
   Net increase (decrease)                                                 (542,853)                  602,832
   Balance at beginning of period                                           602,832                        --
                                                                      -------------             -------------
   Balance at end of period                                                $ 59,979                 $ 602,832
                                                                      -------------             -------------
                                                                      -------------             -------------

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Interest paid                                                             $  543              $         --
                                                                      -------------             -------------
                                                                      -------------             -------------


The accompanying notes are an integral part of the financial statements.

                   ADVANCED FLOW TECHNOLOGIES PARTNERSHIP, LTD
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
     For the year ended July 30, 1999 and for the period from March 31, 1998 to
                                   July 31, 1998

NOTE A. ORGANIZATION

The Partnership is organized as a limited partnership, operating under the laws of the State of Florida, and began operations on March 31, 1998. The Partnership is comprised of a general partner (Advanced Flow Technologies, Inc.) and two limited partners, Isco, Inc. (Isco) and AMJ Equipment Corporation (AMJ). The period of duration of the Partnership ends on December 31, 2028, unless the Partnership is dissolved prior to such date in accordance with the terms of the Partnership Agreement. Prior to dissolution, certain buy/sell and change of control provisions are specified by the Partnership Agreement. If no buy/sell or change of control has occurred prior to March 31, 2008, Isco will purchase AMJ's partnership units at a formula purchase price as specified in the Partnership Agreement.

The limited partners each own 50% of the partnership units. Isco contributed cash of $1,500,000 to the Partnership for its undivided 50% interest (1,500 limited partnership units) and AMJ contributed intellectual property for its undivided 50% interest (1,500 limited partnership units). The intellectual property contributed by AMJ has been recorded at AMJ's carryover basis in such property, which was zero. The Partnership Agreement provides that net income
(loss) is shared equally by the limited partners.

The Partnership designs, manufactures and markets electromagnetic full-pipe flow meters.

NOTE B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR - For fiscal reporting purposes, the Partnership operates under a 52/53 week year, ending on the last Friday of July. Fiscal 1999 contained 52 weeks.

USE OF ESTIMATES - In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of income and expenses for the reporting period. Actual results could differ significantly from those estimates.

CASH AND CASH EQUIVALENTS - For purposes of the statement of cash flows, the Partnership considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

INVENTORIES - Inventories are stated at the lower of cost or market using the weighted average cost method.

MACHINERY AND EQUIPMENT - Machinery and equipment are recorded at cost. The Partnership computes depreciation on its machinery and equipment using the accelerated cost recovery method over the estimated useful lives of 3 to 7 years.

REVENUE RECOGNITION - Sales are recorded at the time of product shipment.

RESEARCH AND ENGINEERING COSTS - Research and engineering costs are expensed as incurred.

INCOME TAXES - The Partnership is organized under the limited partnership company statutes of the State of Florida. Accordingly, income or loss of the Partnership is reportable in the separate returns of the partners and no provision or benefit has been recorded for income taxes in the Partnership's financial statements.

NOTE C.  RELATED PARTY TRANSACTIONS

The Partnership distributes products through Isco and AMJ. The Partnership also shares warehouse space, personnel and office equipment with AMJ and reimburses AMJ for the allocated cost of these items. The dollar amounts of related party transactions as of July 30, 1999 and July 31, 1998 and for the year ended July 30, 1999 and for the period ended July 31, 1998 are as follows:


 -------------------------------------------------------------------------------------------------------------------
                                                          1999                                  1998
                                           -----------------------------------    ----------------------------------
                                                AMJ       Isco        Total           AMJ        Isco        Total
                                             --------    -------    ---------       --------   ---------   ---------
  Accounts receivable                        $ 36,897   $ 97,639   $  134,536       $ 50,949   $ 71,839    $122,788
  Personnel and operating expenses            111,319     --          111,319        108,128     --         108,128
  Sales                                       220,041    884,325    1,104,366        125,991    369,323     495,314
  Inventory purchases                          --         --          --             403,626     --         403,626
  Machinery and equipment purchases            --         --          --             246,374     --         246,374

 -------------------------------------------------------------------------------------------------------------------

Transactions with related parties are not necessarily indicative of transactions which would have occurred had the parties not been related.

NOTE D.  LINE OF CREDIT

At July 30, 1999 the Partnership had available a $100,000 line of credit with a bank. This line was secured by all assets of the Partnership. The Partnership had outstanding borrowings on this line of $80,000 at July 30, 1999. This line expired subsequent to July 30, 1999 and was repaid with proceeds from the revolving line discussed in Note G.

NOTE E.  OPTION PLAN

During fiscal 1999, the Board of Directors of Advanced Flow Technologies, Inc. approved an option plan which provides for the future issuance of options to partnership employees to purchase up to an 8 percent interest in the Partnership equity. No options were issued during the year ended July 30, 1999.

NOTE F. COMMITMENTS AND CONTINGENCIES

The Partnership is responsible for the purchase of certain inventory from a third party under a royalty arrangement entered into by AMJ. Any inventory that the Partnership is required to purchase under this agreement and which is not sold by the Partnership will be purchased by AMJ at the Partnership's cost at a time and in quantities determined by the General Partner. All royalty payments received under this agreement are income to AMJ.

The Partnership has a separate royalty agreement with a related party. Under this agreement, sales are subject to a royalty of up to 2 percent.

The Partnership has a consulting agreement with a third party requiring cash payments of $40,000 per year. This agreement is cancelable by either party with a 30 day advance notice.

NOTE G.  SUBSEQUENT EVENT

Subsequent to July 30, 1999, the Partnership received a line of credit commitment from a bank for up to $1,000,000 at a variable interest rate (8% initial rate). The interest rate is the highest prime rate published in the Wall Street Journal "Money Rate" table. The line is secured by operating assets of the Partnership and the maximum amount available is determined based on a percentage of accounts receivable and inventory. The maximum available under the borrowing base formula at origination was $471,000. The line is guaranteed by Isco, Inc. The line expires on June 30, 2000.