Form 10-Q
period 1999-10-29
ISCO INC
filed 1999-12-10
CIK 773730

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 29, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _____

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 26, 1999:

Common Stock, $0.10 par value                                    5,643,992
-----------------------------                                ----------------
             Class                                           Number of Shares

                           ISCO, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                   Page
                                                                                  Number
                                                                                  ------
                           PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited):

           Condensed Consolidated Statements of Operations                              3

           Condensed Consolidated Balance Sheets                                        4

           Condensed Consolidated Statements of Cash Flows                              5

           Notes to Condensed Consolidated Financial Statements                         6

Item 2.    Management's Discussion and Analysis                                         7

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                  10


                            PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K:                                           10

           (a)   Exhibits:

                 27 - Financial Data Schedule                                          11


                           ISCO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                  (Amounts in thousands, except per share data)

                                                                 Three months ended
                                                                 ------------------
                                                                 Oct 29      Oct 30
                                                                  1999        1998
                                                                 ------      ------
Net sales                                                        $13,183     $13,486
Cost of sales                                                      6,032       6,116
                                                                 -------     -------
                                                                   7,151       7,370
                                                                 -------     -------
Expenses:
     Selling, general, and administrative                          5,134       5,323
     Research and engineering                                      1,403       1,514
                                                                 -------     -------
                                                                   6,537       6,837
                                                                 -------     -------

Operating income                                                     614         533

Net non-operating income:
     Investment income                                                65          77
     Interest expense                                                (98)        (37)
     Other                                                           124          98
                                                                 -------     -------
                                                                      91         138
                                                                 -------     -------

Earnings before income taxes                                         705         671

Income taxes                                                         284         105
                                                                 -------     -------

Net earnings                                                     $   421     $   566
                                                                 -------     -------
                                                                 -------     -------

Basic earnings per share                                            $.07        $.10
                                                                    ----        ----
                                                                    ----        ----

Diluted earnings per share                                          $.07        $.10
                                                                    ----        ----
                                                                    ----        ----

Weighted average number of shares outstanding                      5,644       5,648

Additional shares assuming exercise of common stock
  equivalents and dilutive stock options                              20           9
                                                                 -------     -------

           Total                                                   5,664       5,657
                                                                 -------     -------
                                                                 -------     -------

Cash dividend per share                                             $.00        $.05
                                                                    ----        ----
                                                                    ----        ----


The accompanying notes are an integral part of the condensed consolidated financial statements.

                            ISCO, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS

                          (Columnar amounts in thousands)

                                                                   Oct 29          Jul 30
                                                                    1999            1999
                                                                 -----------       ------
                                                                 (Unaudited)
ASSETS
     Current assets:
           Cash and cash equivalents                             $ 3,126           $ 3,423
           Accounts receivable -- trade, net of allowance
             for doubtful accounts of $214,000 and $198,000        9,674             9,501
           Inventories (Note 3)                                    9,115             9,016
           Refundable income taxes                                   138               383
           Deferred income taxes                                   1,252             1,134
           Other current assets                                      508               449
                                                                 -------           -------

                 Total Current Assets                             23,813            23,906

     Property, plant, and equipment, net of accumulated
       depreciation of $16,139,000 and $15,681,000                19,853            20,019

     Property held for sale                                        2,257             2,257

     Deferred income taxes                                           157               318

     Other assets (Note 4)                                         6,641             6,825
                                                                 -------           -------

           Total assets                                          $52,721           $53,325
                                                                 -------           -------
                                                                 -------           -------

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
           Accounts payable                                      $ 1,401           $ 1,832
           Short-term borrowing                                    1,661             1,560
           Current portion of long-term debt                       1,189             1,180
           Accrued expenses                                        2,848             3,311
                                                                 -------           -------

                 Total current liabilities                         7,099             7,883

     Long-term debt                                                3,754             3,996

     Shareholders' equity (Note 5):
           Preferred stock, $.10 par value, authorized
             5,000,000 shares; issued none                            --                --
           Common stock, $.10 par value, authorized 15,000,000
             shares; issued 5,643,992 and 5,643,992 shares           564               564
           Additional paid-in capital                             37,740            37,740
           Retained earnings                                       3,573             3,152
           Accumulated other comprehensive income (loss)              (9)              (10)
                                                                 -------           -------

                 Total shareholders' equity                       41,868            41,446
                                                                 -------           -------

                 Total liabilities and shareholders' equity      $52,721           $53,325
                                                                 -------           -------
                                                                 -------           -------


The accompanying notes are an integral part of the condensed consolidated financial statements.

                          ISCO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                        (Columnar amounts in thousands)

                                                                 Three months ended
                                                                 ------------------
                                                                 Oct 29      Oct 30
                                                                  1999        1998
                                                                 ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                $   421     $   566
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
           Depreciation and amortization                             655         560
           Change in operating assets and liabilities             (1,252)     (1,008)
           Other                                                     340         (90)
                                                                 -------     -------
     Total adjustments                                              (257)       (538)
                                                                 -------     -------
           Cash flows from operating activities                      164          28
                                                                 -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of available-for-sale securities              --         660
     Proceeds from sale of property, plant, and equipment             63         130
     Purchase of property, plant, and equipment                     (433)     (2,377)
     Other                                                            --           2
                                                                 -------     -------
           Cash flows from investing activities                     (370)     (1,585)
                                                                 -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in short-term debt                                 130         106
     Repayment of debt                                              (221)         --
     Cash dividends paid                                              --        (282)
     Purchase of common stock                                         --        (165)
                                                                 -------     -------
           Cash flows from financing activities                      (91)       (341)
                                                                 -------     -------

CASH AND CASH EQUIVALENTS:
     Net increase (decrease)                                        (297)     (1,898)
     Balance at beginning of year                                  3,423       3,837
                                                                 -------     -------
     Balance at end of period                                    $ 3,126     $ 1,939
                                                                 -------     -------
                                                                 -------     -------


The Company made income tax payments of $0 and $1,000 during the three-month periods ended October 29, 1999 and October 30, 1998, respectively.

The Company made interest payments of $98,000 and $37,000 during the three month periods ended October 29, 1999 and October 30, 1998, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          ISCO, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              (Columnar amounts in thousands, except per share data)

                                 October 29, 1999

NOTE 1: In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary for a fair presentation of the financial position of the Company and the results of operations for the interim periods presented herein. All such adjustments are of a normal recurring nature. Results of operations for the current unaudited interim period are not necessarily indicative of the results that may be expected for the entire fiscal year. All significant intercompany transactions and accounts have been eliminated.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in the Annual Report on Form 10K for the year ended July 30, 1999.

NOTE 2: Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

NOTE 3: Inventories are valued at the lower of cost or market, principally on the last-in, first-out (LIFO) basis. The composition of inventories is as follows:

     ---------------------------------------------------------------------
                                            Oct 29, 1999      Jul 30, 1999
                                            ------------      ------------
     Raw materials                             $3,799            $3,893
     Work-in-process                            3,716             3,422
     Finished goods                             1,600             1,701
                                               ------            ------
                                               $9,115            $9,016
                                               ------            ------
                                               ------            ------

     ---------------------------------------------------------------------

Had inventories been valued on the first-in, first-out (FIFO) basis, they would have been approximately $1,277,000 and $1,214,000 higher than reported on the LIFO basis at October 29, 1999 and July 30, 1999, respectively.

Effective July 31, 1999, the Company changed from the double-extension method of valuing LIFO inventories to the link-chain index method and combined two existing LIFO valuation pools into a single pool. Management believes this change will provide a greater income tax benefit. Combined with this change is a change in the method of applying indirect manufacturing costs to product costs for a significant portion of the total inventory. Management believes this change will result in a more appropriate measurement of operating results. The cumulative effect of these changes is reported in the current reporting period, and resulted in an increase in the valuation of inventory and a benefit to the cost of goods sold of approximately $200,000 for the first quarter of fiscal 2000.

NOTE 4: Other Assets

     ---------------------------------------------------------------------
                                            Oct 29, 1999      Jul 30, 1999
                                            ------------      ------------
     Intangibles, net of accumulated
       amortization of $828,000 and
       $728,000                                $2,951            $3,051
     Investment in AFTCO, net of
       accumulated amortization of
       $119,000 and $100,000                      951             1,058
     Cash value of life insurance               1,382             1,358
     Note receivable -- related party           1,000             1,000
     Other                                        357               358
                                               ------            ------
                                               $6,641            $6,825
                                               ------            ------
                                               ------            ------

     ---------------------------------------------------------------------

NOTE 5: Comprehensive income, for the three months ended October 29, 1999 and October 30, 1998, was as follows:

     ---------------------------------------------------------------------
                                            Oct 29, 1999      Oct 30, 1998
                                            ------------      ------------
     Net income (loss)                         $421              $566
     Other comprehensive income, net of
       income tax:
           Foreign currency translation
             adjustments                          1                (4)
           Unrealized holding gains
             (losses) on available-for-sale
             securities                           0                 2
                                               ----              ----
     Comprehensive income (loss)               $422              $564
                                               ----              ----
                                               ----              ----

     ---------------------------------------------------------------------


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

SALES ANALYSIS AND REVIEW

Our first quarter sales of $13,183,000 were approximately two percent lower than sales for the same period last year. In total, sales of wastewater samplers, flow meters, and liquid chromatography products (our core products) were flat. Samplers declined by approximately 13 percent. This decline was offset by increases in flow meter and liquid chromatography. Sales of our other products (process monitoring, supercritical fluid extraction (SFE), syringe pumps, Geomation, and STIP products) were down approximately seven percent compared with the same period last year. We incurred decreases in all of our other products with the exception of SFE.

Our first quarter domestic sales were approximately three percent higher than sales for the same period last year. Domestic sales of our core products were basically flat. Flow meter and liquid chromatography sales increased over the same period last year while samplers declined. Sales of our other products increased by approximately 20 percent. Sales of SFE products accounted for the majority of this increase, offset by decreases in sales of syringe pumps and Geomation products.

Our first quarter international sales were approximately 16 percent lower than sales for the same period last year. International sales of our core products increased by approximately two percent. This increase was a result of an increase in sales of chromatography products over last year, offset by decreases in sales of samplers and flow meters. Sales of our other products decreased by approximately 38 percent. This decrease is due primarily to a reduction in sales of SFE products.

Net orders of $12,527,000 million were received during the first quarter of FY2000, a decrease of approximately six percent compared with first quarter of FY1999. The order backlog at October 29, 1999 was $5,566,000, down approximately four percent from the beginning of the year.

OPERATING INCOME ANALYSIS AND REVIEW

RESULTS OF OPERATIONS

The following table sets forth, for the three-month period indicated, the percentages which certain components of the Condensed Consolidated Statements of Operations bear to net sales and the percentage of change of such components (based on actual dollars) compared with the same period of the prior year.

-----------------------------------------------------------------------------
                                                     Three months ended
                                               ------------------------------
                                               10/29/99    10/30/98    Change
                                               --------    --------    ------
Net sales                                        100.0       100.0       (2.3)
Cost of sales                                     45.8        45.4        1.4
                                                 -----       -----
                                                  54.2        54.6       (3.0)
                                                 -----       -----
Expenses:
     Selling, general, & administrative           38.9        39.5       (3.6)
     Research & engineering                       10.6        11.2       (7.3)
                                                 -----       -----
                                                  49.5        50.7       (4.4)
                                                 -----       -----

Operating income                                   4.7         3.9       15.3

Non-operating income
     Investment income                              .5          .6      (15.6)
     Interest expense                              (.7)        (.3)     164.9
     Other                                          .9          .7       26.5
                                                 -----       -----
                                                    .7         1.0      (34.1)

Earnings before income taxes                       5.4         4.9        5.0

Income taxes                                       2.2          .8      170.3
                                                 -----       -----

Net earnings                                       3.2         4.2      (25.7)
                                                 -----       -----
                                                 -----       -----

-----------------------------------------------------------------------------

Our operating income for the first quarter of fiscal 2000 was $614,000, up approximately 15 percent compared with an operating income of $533,000 for the same period last year. This increase was attributable to the performance of Isco-Lincoln offset by operating losses incurred by Geomation and STIP.

The gross margin percentage for the first quarter was 54.2 percent compared with 54.6 percent for the same period last year. This decrease was primarily a result of reductions in the gross margins of Geomation and STIP. The current period also received a one-time benefit of a change in the method of valuation of product costs related to Isco-Lincoln. This change is discussed in greater detail in Note 3 of the financial statements.

Our selling, general, and administrative (SG&A) expenses declined by approximately $189,000 when compared with the same period last year. Isco-Lincoln's operation accounted for this decline. The decrease in selling expenses is due mainly to reduced advertising and commission expenses. Administrative expenses were down due to reductions in staffing and reduced patent related costs.

Overall, our engineering expenses declined by approximately $111,000 when compared with the same period last year. This reduction was due primarily to reduced costs associated with a reduction in staff at Isco-Lincoln that occurred in FY1999. This reduction was offset by an increase in engineering expenses at STIP.

Non-operating income decreased by approximately 34 percent compared to the same period last year. This decrease was due to increased interest expense and a loss incurred from Isco's partnership investment in AFTCO.

Our effective income tax rate for the first quarter of fiscal 2000 was 40.3 percent compared to an effective income tax rate for the same period last year of 15.7 percent. The main factors in the tax rate increase were the non-recognition of tax benefits generated from subsidiaries' losses and adjustments in tax estimates from prior years.

FINANCIAL CONDITION AND LIQUIDITY

Our cash position decreased by $297,000 during the current quarter, resulting in a cash balance of $3,126,000. This decrease was due to the purchase of equipment and fixtures by Isco-Lincoln and Geomation in excess of the cash generated from operating activities of $164,000. Cash generated from operations was due to contributions from net earnings, depreciation and other adjustments of $1,400,000 offset by $1,200,000 from the reduction in accounts payable and other accruals of $894,000 and a $272,000 increase in accounts receivable and inventory. At October 29, 1999, our working capital was nearly $17 million and our current ratio was 3.4:1. This represents an improvement over our position at July 30, 1999.

FUTURE EVENTS

In 1995, management acknowledged that the change in the century (Y2K) could have a significant effect upon our operations. We evaluated our situation in the light of the following questions.

- Will the computer systems that we use to manage our business function properly after December 31, 1999?

-    Will our products continue to function properly after December 31, 1999?

- Will our key vendors be able to continue to deliver materials and services after December 31, 1999?

- Will our key customers be able to submit orders for our products after December 31, 1999?

As of July 31, 1999 all Isco entities are operating on Y2K compliant systems. This was accomplished by either the upgrading of existing systems and software applications or the installation of new operating systems.

Our current products, with few exceptions, are compliant with Isco's Year 2000 Product Compliance Policy. The majority of our discontinued products that still may be in service are compliant with our Y2K policies and those that are not have reasonable Y2K step-around procedures. Therefore, we believe our liabilities are limited with respect to our products being Y2K compliant.

We have contacted key vendors and have obtained assurance that product and services provided by these vendors will not be affected after December 31, 1999.

No single customer accounts for more than three percent of our sales. Therefore, we believe that any customer's inability to submit orders for our products will have a minimal effect on our business.

MARKET RISK

We do not use derivative financial or commodity instruments. Our other financial instruments include cash and cash equivalents, accounts and notes receivable, accounts and notes payable, and long-term debt. Our cash and cash equivalents, accounts and notes receivable, and accounts and notes payable balances are generally short-term in nature and do not expose our company to material market risk. At October 29, 1999, we had $4.9 million of fixed rate long-term debt and $7.0 million of variable rate credit facilities. At October 29, 1999, approximately $1.7 million was outstanding under these credit facilities. We do not believe that changes in interest rates on the long-term debt and credit facilities would have a material effect on our company's results of operations given our current obligations under those long-term debt and credit facilities.

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

                                         ISCO, INC.


Date: December 9, 1999                   BY  /s/ Robert W. Allington
                                             ---------------------------------
                                             Robert W. Allington, Chairman and
                                             Chief Executive Officer



Date: December 9, 1999                   BY  /s/ Philip M. Wittig
                                             ---------------------------------
                                             Philip M. Wittig, Treasurer and
                                             Chief Financial Officer