Form 10-Q
period 2000-01-28
ISCO INC
filed 2000-03-09
CIK 773730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended January 28, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________


                         Commission file number 0-14429


                                   ISCO, INC.
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        NEBRASKA                                        47-0461807
--------------------------                  -----------------------------------
 (State of Incorporation)                   (I.R.S. Employer Identification No)



 4700 SUPERIOR STREET,  LINCOLN, NEBRASKA                      68504-1398
------------------------------------------                     -----------
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of February 25, 2000:


COMMON STOCK, $0.10 PAR VALUE                               5,643,992
-----------------------------                        -----------------------
           Class                                          Number of Shares

                           ISCO, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                         Page
                                                                        Number
                                                                        ------
                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (unaudited):

         Condensed Consolidated Statements of Operations                  3

         Condensed Consolidated Balance Sheets                            4

         Condensed Consolidated Statements of Cash Flows                  5

         Notes to Condensed Consolidated Financial Statements             6

Item 2.  Management's Discussion and Analysis                             7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk      10


                           PART II - OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders             10

Item 6.  Exhibits and Reports on Form 8-K:

         (a)  Exhibits:

              27 - Financial Data Schedule

         (b)  Reports on Form 8-K                                        10

Exhibit 27 is not included as a part of this document. However, it is available from the Investor Relations Department.

                                          ISCO, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (Unaudited)

                                 (Amounts in thousands, except per share data)


                                                                              Three Months Ended          Six Months Ended
                                                                            --------------------        --------------------
                                                                              Jan 28     Jan 29          Jan 28       Jan 29
                                                                               2000       1999            2000         1999
                                                                            --------    --------        ---------    -------
Net sales                                                                    $13,508     $11,756         $26,691     $25,242
Cost of sales                                                                  6,063       5,756          12,095      11,709
                                                                             -------     -------         -------     -------
                                                                               7,445       6,000          14,596      13,533
                                                                             -------     -------         -------     -------
Expenses:
   Selling, general, and administrative                                        5,257       5,416          10,391      10,903
   Research and engineering                                                    1,291       1,540           2,694       3,053
                                                                             -------     -------         -------     -------
                                                                               6,548       6,956          13,085      13,956
                                                                             -------     -------         -------     -------

Operating income (loss)                                                          897        (956)          1,511        (423)

Net non-operating income:
   Investment income                                                              76          82             141         159
   Interest expense                                                             (105)        (78)           (203)       (102)
   Other                                                                         124         272             248         357
                                                                             -------     -------         -------     -------
                                                                                  95         276             186         414
                                                                             -------     -------         -------     -------

Earnings (loss) before income taxes                                              992        (680)          1,697          (9)

Income taxes (tax benefit)                                                       339        (202)            623         (97)
                                                                             -------     -------         -------     -------


Net earnings (loss)                                                          $   653     $  (478)        $ 1,074     $    88
                                                                             =======     =======         =======     =======


Basic earnings (loss) per share                                                 $.12       $(.08)           $.19        $.02
                                                                             =======     =======         =======     =======

Diluted earnings (loss) per share                                               $.12       $(.08)           $.19        $.02
                                                                             =======     =======         =======     =======

Weighted average number of shares outstanding                                  5,644       5,644           5,644       5,646


Additional shares assuming exercise of common stock equivalents and
dilutive stock options                                                            25          --              22          10
                                                                             -------     -------         -------     -------

Total                                                                          5,669       5,644           5,666       5,656
                                                                             =======      ======         =======     =======

Cash dividend per share                                                         $.00        $.05            $.00        $.10
                                                                             =======      ======         =======     =======

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                                ISCO, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                              (Columnar amounts in thousands)

                                                                                                Jan 28            Jul 30
                                                                                                 2000              1999
                                                                                              ----------         --------
                                                                                               Unaudited
ASSETS
    Current assets:
       Cash and cash equivalents                                                                 $ 4,809          $ 3,423
       Accounts receivable - trade, net of allowance for doubtful accounts
          of $187,000 and $198,000                                                                 9,056            9,501
       Inventories (Note 3)                                                                        9,397            9,016
       Refundable income taxes                                                                        97              383
       Deferred income taxes                                                                       1,142            1,134
       Other current assets                                                                          469              449
                                                                                                 -------          -------

          Total current assets                                                                    24,970           23,906

    Property, plant, and equipment, net of accumulated depreciation
       of $16,540,000 and $15,681,000                                                             19,452           20,019

    Property held for sale (Note 6)                                                                2,257            2,257

    Deferred income taxes                                                                             39              318

    Other assets (Note 4)                                                                          6,489            6,825
                                                                                                 -------          -------

          Total assets                                                                           $53,207          $53,325
                                                                                                 =======          =======

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
       Accounts payable                                                                          $ 1,181          $ 1,832
       Short-term borrowing                                                                        1,466            1,560
       Current portion of long-term debt                                                           1,191            1,180
       Accrued expenses                                                                            3,342            3,311
                                                                                                 -------          -------

          Total current liabilities                                                                7,180            7,883

    Long-term debt                                                                                 3,488            3,996

    Shareholders' equity (Note 5):
       Preferred stock, $.10 par value, authorized 5,000,000 shares; issued none                      --               --
       Common stock, $.10 par value, authorized 15,000,000 shares; issued and
       outstanding 5,643,992                                                                         564              564
       Additional paid-in capital                                                                 37,740           37,740
       Retained earnings                                                                           4,226            3,152
       Accumulated other comprehensive income (loss)                                                   9              (10)
                                                                                                 -------          -------

          Total shareholders' equity                                                              42,539           41,446
                                                                                                 -------          -------

          Total liabilities and shareholers' equity                                              $53,207          $53,325
                                                                                                 =======          =======

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                          ISCO, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                        (Columnar amounts in thousands)


                                                                                                       Six Months Ended
                                                                                                 --------------------------
                                                                                                  Jan 28            Jan 29
                                                                                                   2000              1999
                                                                                                 --------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                                                 $1,074           $   88
    Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation and amortization                                                              1,351            1,119
       Change in operating assets and liabilities                                                  (666)          (1,237)
       Other                                                                                        618               (1)
                                                                                                 ------           ------
    Total adjustments                                                                             1,303             (119)
                                                                                                 ------           ------
       Cash flows from operating activities                                                       2,377              (31)
                                                                                                 ------           ------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of available-for-sale securities                                              --            1,699
    Proceeds from sale of property, plant, and equipment                                            136              384
    Purchase of property, plant, and equipment                                                     (709)          (4,469)
    Other                                                                                            --                8
                                                                                                 ------           ------
       Cash flows from investing activities                                                        (573)          (2,378)
                                                                                                 ------           ------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash dividends paid                                                                              --             (564)
    Net change in short-term borrowings                                                              27              205
    Proceeds from long-term debt                                                                     --            5,000
    Repayment of debt                                                                              (445)             (75)
    Purchase of common stock                                                                         --             (165)
                                                                                                 ------           ------
       Cash flows from financing activities                                                        (418)           4,401
                                                                                                 ------           ------

CASH AND CASH EQUIVALENTS:
    Net increase                                                                                  1,386            1,992
    Balance at beginning of year                                                                  3,423            3,837
                                                                                                 ------           ------
                                                                                                 $4,809           $5,829
                                                                                                 ======           ======


SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
    The Company made income tax payments (received refunds) of $85,000 and ($289,000) during the six month periods ended January 28, 2000 and January 29, 1999, respectively. The Company made interest payments of $203,000 and $102,000 during the six month periods ended January 28, 2000 and January 29, 1999, respectively.


The accompanying notes are an integral part of the condensed consolidated financial statements.

                           ISCO, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Columnar amounts in thousands, except per share data)

                                January 28, 2000

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


NOTE 3: Inventories are valued at the lower of cost or market, principally on the last-in, first-out (LIFO) basis. The composition of inventories was as follows:


     ---------------------------------------------------------------------------
                                                     Jan 28, 2000   Jul 30, 1999
                                                    -------------  -------------
     Raw materials                                       $4,291       $3,893
     Work-in-process                                      3,785        3,422
     Finished goods                                       1,321        1,701
                                                         ------       ------

                                                         $9,397       $9,016
                                                         ======       ======
     ---------------------------------------------------------------------------


Had inventories been valued on the first-in, first-out (FIFO) basis, they would have been approximately $1,372,000 and $1,214,000 higher than reported on the LIFO basis at January 28, 2000 and July 30, 1999, respectively.


NOTE 4:  Other Assets


    ----------------------------------------------------------------------------
                                                     Jan 28, 2000   Jul 30, 1999
                                                     ------------   ------------
     Intangibles, net of accumulated amortization
         of $928,000 and $728,000                        $2,851       $3,051
     Investment in AFTCO, net of accumulated
         amortization of $138,000 and $100,000              903        1,058
     Cash value of life insurance                         1,380        1,358
     Note receivable - related party                      1,000        1,000
     Other                                                  355          358
                                                         ------       ------
                                                         $6,489       $6,825
                                                         ======       ======
     ---------------------------------------------------------------------------

NOTE 5: Comprehensive income (loss), for the three and six month periods ended January 28, 2000 and January 29, 1999, was as follows:

     --------------------------------------------------------------------------------------------------------------
                                                              Three Months Ended            Six Months Ended
                                                         ------------    -----------    ------------   ------------
                                                         Jan 28, 2000    Jan 29,2000    Jan 28, 2000   Jan 29, 1999
                                                         ------------    -----------    ------------   ------------
     Net earnings (loss)                                      $653          $(478)          $1,074          $88
     Other comprehensive income, net of income tax:
         Foreign currency translation adjustment                18             (2)              19           (6)
         Unrealized holding gains (losses) on
            available-for-sale securities                       --             (6)              --           (4)
                                                             -----          -----           ------          ---

     Comprehensive income (loss)                              $671          $(486)          $1,093          $78
                                                              ====          =====           ======          ===
     --------------------------------------------------------------------------------------------------------------


NOTE 6: In February 2000, the Company disposed of the property held for sale. The sale resulted in a pre-tax loss on disposal of approximately $50,000 and will be recorded in the third quarter of fiscal year 2000.


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

SALES ANALYSIS AND REVIEW

Our sales for the three-month and six-month periods, ended January 28, 2000, were $13,508,000 and $26,691,000, respectively. For the periods under review, our sales were 15 percent and 6 percent higher than for the same periods last year. Sales of our core products (wastewater samplers, flow meters, and liquid chromatography products) were up 21 percent for the three months. For the same period, sales of our other products (process monitoring, supercritical fluid extraction (SFE), syringe pumps, Geomation, and STIP products) were up 4 percent. For the six months, sales of our core products were up 11 percent. For the same period, sales of our other products were down 2 percent.

Domestic sales for the three months and six months were up 26 percent and 13 percent, respectively. Domestic sales of our core products for the same periods were up 26 percent and 13 percent, respectively. All of our core products contributed to the increase in the three-month period sales over last year. Sales of chromatography and flow meter products accounted for the increase in the six-month period sales over last year. Domestic sales of our other products for the same periods were up 58 percent and 27 percent, respectively. Sales of process monitoring, SFE, and syringe pumps products accounted for the increase in the three-month period. The six-month period increase was due to increased sales of SFE and process monitoring products offset by decreases in sales of syringe pumps and Geomation products.

International sales for the three months and six months were down 7 percent and 10 percent, respectively. International sales of our core products for the same periods were both up 4 percent. The increases were due to increased sales of chromatography products over last year. International sales of our other products for the same periods were down 17 percent and 25 percent, respectively. The decrease for the three-month period was the result of decreases in sales of Geomation and STIP products offset by an increase in sales of SFE products. The decrease in the six-month period was due to lower sales of all other products with the exception of syringe pumps over the prior year.

During the three months and six months, we received net orders of $13.4 million and $26.0, respectively. The net orders we received were 9 percent and 2 percent higher than the same periods last year. At mid-year, our order backlog was $5 million, 13 percent lower than at the beginning of the fiscal year.

OPERATING INCOME ANALYSIS AND REVIEW

RESULTS OF OPERATIONS

The following table sets forth, for the three-month and six-month periods indicated, the percentages which certain components of the Condensed Consolidated Statements of Operations bear to net sales and the percentage change of such components (based on actual dollars) compared with the same periods of the prior year.


--------------------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended                    Six Months Ended
                                                    ----------------------------------    --------------------------------
                                                    1/28/00     1/29/99        Change     1/28/00    1/29/99        Change
                                                    -------     -------      --------     -------    -------       -------
Net sales                                             100.0       100.0         14.9        100.0      100.0           5.7
Cost of sales                                          44.9        48.9          5.3         45.3       46.4           3.3
                                                    -------     -------                   -------    -------
                                                       55.1        51.1         24.1         54.7       53.6           7.8
                                                    -------     -------                   -------    -------
Expenses:
    Selling, general, & administrative                 38.9        46.1         (2.9)        38.9       43.2          (4.7)
    Research & engineering                              9.6        13.1        (16.2)        10.1       12.1         (11.8)
                                                    -------     -------                   -------    -------
                                                       48.5        59.2         (5.9)        49.0       55.3         ( 6.2)
                                                    -------     -------                   -------    -------

Operating income (loss)                                 6.6        (8.1)        --            5.7       (1.7)          --

Non-operating income:
    Investment income                                    .6          .7         (7.0)          .5         .6         (11.3)
    Interest expense                                    (.8)        (.7)        34.6          (.8)       (.4)         99.0
    Other                                                .9         2.3        (54.5)          .9        1.4         (30.6)
                                                    -------     -------                   -------    -------
                                                         .7         2.3        (65.5)          .6        1.6         (55.1)
                                                    -------     -------                   -------    -------

Earnings (loss) before income taxes                     7.3        (5.8)        --            6.3        (.1)           --

Income taxes                                            2.5        (1.7)        --            2.3        (.4)           --
                                                    -------     -------                   -------    -------

Net earnings (loss)                                     4.8        (4.1)        --            4.0         .3       1,119.1
                                                    =======     =======                   =======    =======
--------------------------------------------------------------------------------------------------------------------------


We had operating income of $897,000 and $1,511,000, respectively, for the three months and six months ended January 28, 2000. For the same periods last year, we had operating losses of $956,000 and $423,000, respectively. The change was a result of performance improvements at Isco-Lincoln offset by operating losses incurred by Geomation and STIP.

Gross margin percentages improved to 55.1 percent and 54.7 percent, respectively, for the three months and six months ended January 28, 2000. This compares to gross margin percentages of 51.1 percent and 53.6 percent for the same periods last year. The prior year's gross margin was adversely impacted by costs associated with the consolidation and relocation of the manufacturing operations at Isco-Lincoln.

Our selling, general and administrative expenses declined by $159,000 and $512,000, respectively, for the three months and six months ended January 28, 2000 as compared to the same periods of the previous year. The decreases were primarily a result of decreased selling expenses at STIP and costs associated with the settlement of litigation in the second quarter of 1999.

Research and engineering expenses declined by $249,000 and $359,000, respectively, for the three months and six months ended January 28, 2000 as compared to the same periods of the previous year. This decline was a result of reduced costs associated with a reduction in staff at Isco-Lincoln that occurred in fiscal 1999 and the timing of expenditures for product development projects.

Non-operating income decreased by 65.5 percent and 55.1 percent, respectively, for the three months and six months ended January 28, 2000 as compared to the same periods of the previous year. The decrease in the three-month period is due to gains realized on the sale of assets associated with the consolidation of the Isco-Lincoln facility in the second quarter of fiscal 1999. The decrease in the six-month period was due to increased interest expense and expenses associated with the property held for sale.

Our effective income tax rate for the three months and six months ended January 28, 2000 was 34.2 percent and 36.7 percent, respectively. This represents tax expenses of approximately $339,000 and $623,000. This compares with income tax benefits of approximately $202,000 and $97,000 in the same periods last year. The prior year benefits resulted from losses incurred, reductions in the tax rate for our subsidiary in Switzerland, and research and development tax credits generated.


FINANCIAL CONDITION AND LIQUIDITY

Our cash position increased by $1,386,000 for the six months ended January 28, 2000, resulting in a cash balance of $4,809,000. This increase was generated from positive cash flows from operations. Cash generated from operations was driven by net earnings, depreciation and amortization and other non-cash items totaling $3,043,000 offset by changes in operating assets and liabilities of $666,000. At January 28, 2000, our working capital was $17.8 million and our current ratio was 3.5:1. Both of these items represented a slight improvement over our position at July 30, 1999 and over the end of the previous fiscal quarter. In February 2000, we completed the sale of the Westgate facility. This sale provided us with $2.1 million in cash. The financial reporting of this sale is discussed in greater detail in Note 7 of the financial statements.


YEAR 2000

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

As of July 31, 1999, the start of our fiscal year 2000, all Isco entities were operating on Y2K compliant systems. This was accomplished by either the upgrading of existing systems and software applications or the installation of new operating systems.

Our current products, with few exceptions, are compliant with Isco's Year 2000 Product Compliance Policy. The majority of our discontinued products that still may be in service are compliant with our Y2K policies and those that are not have reasonable Y2K step-around procedures. Therefore, we believe our liabilities are limited with respect to our products being Y2K compliant.

We contacted key vendors and obtained assurance that the products and services provided by these vendors would not be affected after December 31, 1999.

At this time, we have not experienced any significant Y2K related problems from our operating systems, products, or the ability to receive products and services from our vendors.

In our 1999 fiscal year-end report we stated that the Baan ERP operating system that was originally purchased to bring future operational efficiencies and address our Y2K compliance issue at the Isco-Lincoln facility was put on hold due to instability problems. Management is actively evaluating our options. At this time, we have approximately $2.3 million invested in Baan related software and hardware.

MARKET RISK

We do not use derivative financial or commodity instruments. Our other financial instruments include cash and cash equivalents, accounts and notes receivable, accounts and notes payable, and long-term debt. Our cash and cash equivalents, accounts and notes receivable, and accounts and notes payable balances are generally short-term in nature and do not expose our company to material market risk. At January 28, 2000, we had $4.7 million of fixed rate long-term debt and $6.5 million of variable rate credit facilities. At January 28, 2000, approximately $1.5 million was outstanding under these credit facilities. We do not believe that changes in interest rates on the long-term debt and credit facilities would have a material effect on our company's results of operations given our current obligations under those long-term debt and credit facilities.


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

Our company's annual meeting of shareholders was held on December 9, 1999.

A.   The following persons were elected to serve a two-year term on our Board of
     Directors:


     -------------------------------------------------------------------------

            Nominee                                      Votes
     ----------------------------          -----------------------------------
                                            In Favor                Withheld
                                           ------------            -----------
     Robert W. Allington                     4,910,148               127,869
     James L. Linderholm                     4,910,964               127,869
     Dale L. Young                           4,916,529               127,869

     -------------------------------------------------------------------------


B.   Amendment No. 1 to the Isco, Inc. 1996 Stock Option Plan:


     -------------------------------------------------------------------------

                                                       Votes
                                        --------------------------------------
                                         In Favor      Against      Abstaining
                                         ---------     -------      ----------
     Approval of Amendment No. 1         4,824,213     210,284        5,919


     -------------------------------------------------------------------------


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)    Exhibits:

                 27 - Financial Data Schedule

          (b)    Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ISCO, INC.


Date:  March 9, 2000               BY /S/ ROBERT W. ALLINGTON
                                     ----------------------------------
                                          Robert W. Allington, Chairman and
                                          Chief Executive Officer



Date:  March 9, 2000               BY /S/ VICKI L. BENNE
                                     ----------------------------------
                                          Vicki L. Benne, Treasurer and
                                          Chief Financial Officer