Form 10-Q
period 2000-04-28
ISCO INC
filed 2000-06-07
CIK 773730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 28, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________


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


                                 (402) 464-0231
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       --   --


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 26, 2000:


COMMON STOCK, $0.10 PAR VALUE                                   5,643,992
-----------------------------                               ----------------
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

                           ISCO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                  (Amounts in thousands, except per share data)

                                                                         Three months ended          Nine months ended
                                                                       ---------------------       ---------------------
                                                                        Apr 28        Apr 30        Apr 28        Apr 30
                                                                         2000          1999          2000          1999
                                                                       -------       -------       -------       -------
Net sales                                                              $13,950       $12,889       $40,641       $38,131
Cost of sales                                                            6,487         6,088        18,582        17,797
                                                                       -------       -------       -------       -------
                                                                         7,463         6,801        22,059        20,334
                                                                       -------       -------       -------       -------
Expenses:
     Selling, general, and administrative                                5,345         5,417        15,736        16,320
     Research and engineering                                            1,429         1,464         4,123         4,517
     Write-off of ERP operating system (Note 7)                          2,448          --           2,448          --
                                                                       -------       -------       -------       -------
                                                                         9,222         6,881        22,307        20,837
                                                                       -------       -------       -------       -------

Operating income (loss)                                                 (1,759)          (80)         (248)         (503)

Non-operating income (loss):
     Investment income                                                     201            97           342           256
     Interest expense                                                      (89)          (64)         (292)         (166)
     Other                                                                  58          (149)          306           208
                                                                       -------       -------       -------       -------
                                                                           170          (116)          356           298
                                                                       -------       -------       -------       -------

Earnings (loss) before income taxes                                     (1,589)         (196)          108          (205)

Income taxes (tax benefit)                                                (579)          (71)           44          (168)
                                                                       -------       -------       -------       -------

Net earnings (loss)                                                    $(1,010)      $  (125)      $    64       $   (37)
                                                                       =======       =======       =======       =======

Basic earnings (loss) per share                                        $  (.18)      $  (.02)      $   .01       $  (.01)
                                                                       =======       =======       =======       =======

Diluted earnings (loss) per share                                      $  (.18)      $  (.02)      $   .01       $  (.01)
                                                                       =======       =======       =======       =======

Weighted average number of shares outstanding                            5,644         5,644         5,644         5,646

Additional shares assuming exercise of dilutive common stock
equivalents                                                               --            --              27          --
                                                                       -------       -------       -------       -------

Total                                                                    5,644         5,644         5,671         5,646
                                                                       =======       =======       =======       =======

Cash dividend per share                                                $   .00       $   .00       $   .00       $   .10
                                                                       =======       =======       =======       =======

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           ISCO, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                         (Columnar amounts in thousands)

                                                                                            Apr 28       Jul 30
                                                                                             2000         1999
                                                                                           -------      -------
ASSETS
     Current assets:
          Cash and cash equivalents                                                        $ 4,649      $ 3,423
          Short-term investments                                                             1,498         --
          Accounts receivable - trade, net of allowance for doubtful accounts
               of $161,000 and $198,000                                                      9,160        9,501
          Inventories (Note 3)                                                               9,885        9,016
          Refundable income taxes                                                              716          383
          Deferred income taxes                                                              1,447        1,134
          Other current assets                                                                 435          449
                                                                                           -------      -------

               Total current assets                                                         27,790       23,906

     Property, plant, and equipment, net of accumulated depreciation                        16,977       20,019
          of $16,510,000 and $ 15,681,000

     Property held for sale (Note 6)                                                          --          2,257

     Long-term investments                                                                     997         --

     Deferred income taxes                                                                      46          318

     Other assets (Note 4)                                                                   6,205        6,825
                                                                                           -------      -------

               Total assets                                                                $52,015      $53,325
                                                                                           =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
          Accounts payable                                                                   1,246        1,832
          Short-term borrowing                                                               1,781        1,560
          Current portion of long-term debt                                                    977        1,180
          Accrued expenses                                                                   3,015        3,311
                                                                                           -------      -------

               Total current liabilities                                                     7,019        7,883

     Long-term debt                                                                          3,399        3,996

     Shareholders' equity (Note 5):
          Preferred stock, $.10 par value, authorized 5,000,000 shares; issued none           --           --
          Common stock, $.10 par value, authorized 15,000,000 shares; issued and
               outstanding 5,643,992                                                           564          564
          Additional paid-in capital                                                        37,740       37,740
          Retained earnings                                                                  3,216        3,152
          Accumulated other comprehensive income (loss)                                         77          (10)
                                                                                           -------      -------

               Total shareholders' equity                                                   41,597       41,446
                                                                                           -------      -------

               Total liabilities and shareholders' equity                                  $52,015      $53,325
                                                                                           =======      =======

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           ISCO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                         (Columnar amounts in thousands)

                                                                                                        Nine months ended
                                                                                                     ----------------------
                                                                                                      Apr 28        Apr 30
                                                                                                       2000          1999
                                                                                                     --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings (loss)                                                                             $    64       $   (37)
     Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
          Depreciation and amortization                                                                1,957         1,775
          Write-off of ERP operating system                                                            2,448          --
          Change in operating assets and liabilities                                                  (2,218)       (1,536)
          Other                                                                                          293           (82)
                                                                                                     -------       -------
     Total adjustments                                                                                 2,480           157
                                                                                                     -------       -------
          Cash flows from operating activities                                                         2,544           120
                                                                                                     -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of available-for-sale securities                                                --           1,963
     Proceeds from sale of held-to-maturity securities                                                  --             250
     Proceeds from sale of property, plant, and equipment                                              2,403           521
     Purchase of held-to-maturity securities                                                          (2,495)         --
     Purchase of property, plant, and equipment                                                       (1,035)       (6,994)
       Other                                                                                            --               8
                                                                                                     -------       -------
          Cash flows from investing activities                                                        (1,127)       (4,252)
                                                                                                     -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash dividends paid                                                                                --            (564)
     Net change in short-term borrowings                                                                 509           161
     Proceeds from long-term debt                                                                       --           5,000
     Repayment of debt                                                                                  (700)         (290)
     Purchase of common stock                                                                           --            (165)
                                                                                                     -------       -------
          Cash flows from financing activities                                                          (191)        4,142
                                                                                                     -------       -------

CASH AND CASH EQUIVALENTS:
     Net increase                                                                                      1,226            10
     Balance at beginning of year                                                                      3,423         3,837
                                                                                                     -------       -------
     Balance at end of period                                                                        $ 4,649       $ 3,847
                                                                                                     =======       =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
     The Company made income tax payments (received refunds) of $418,000 and ($264,000) during the nine month periods ended April 28, 2000 and April 30, 1999, respectively.

     The Company made interest payments of $292,000 and $166,000 during the nine month periods ended April 28, 2000 and April 30, 1999, respectively.


The accompanying notes are an integral part of the condensed consolidated financial statements.

                           ISCO, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Columnar amounts in thousands, except per share data)

                                 April 28, 2000

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


NOTE 3: Inventories are valued at the lower of cost or market, principally on the last-in, first-out (LIFO) basis. The composition of inventories was as follows:

          ------------------------------------------------------------------------------------

                                                               Apr 28, 2000   Jul 30, 1999
                                                               ------------   ------------
               Raw materials                                     $4,357         $3,893
               Work-in-process                                    4,078          3,422
               Finished goods                                     1,450          1,701
                                                                 ------         ------
                                                                 $9,885         $9,016
                                                                 ======         ======

          ------------------------------------------------------------------------------------

Had inventories been valued on the first-in, first-out (FIFO) basis, they would have been approximately $1,498,000 and $1,214,000 higher than reported on the LIFO basis at April 28, 2000 and July 30, 1999, respectively.

NOTE 4:  Other Assets

          ------------------------------------------------------------------------------------

                                                               Apr 28, 2000   Jul 30, 1999
                                                               ------------   ------------
               Intangibles, net of accumulated amortization      $2,750         $3,051
                    of $1,029,000 and $728,000
               Investment in AFTCO, net of accumulated              832          1,058
                    amortization of $156,000 and $100,000
               Cash value of life insurance                       1,397          1,358
               Note receivable - related party                    1,000          1,000
               Other                                                226            358
                                                                 ------         ------
                                                                 $6,205         $6,825
                                                                 ======         ======

          ------------------------------------------------------------------------------------

NOTE 5: Comprehensive income (loss), for the three and nine month periods ended April 28, 2000 and April 30, 1999, was as follows:

-----------------------------------------------------------------------------------------------------------------------------
                                                                   Three months ended            Nine months ended
                                                             ----------------------------    ---------------------------
                                                             Apr 28, 2000    Apr 30, 1999    Apr 28, 2000   Apr 30, 1999
                                                             ------------    ------------    ------------   ------------
     Net income (loss)                                         $(1,010)        $  (125)        $    64        $   (37)
     Other comprehensive income, net of income tax:
          Foreign currency translation adjustment                   68            --                87             (6)
          Unrealized holding gains (losses) on
               available-for-sale securities                      --              --              --               (4)
                                                               -------         -------         -------        -------

     Comprehensive income                                      $  (942)        $  (125)        $   151        $   (47)
                                                               =======         =======         =======        =======
-----------------------------------------------------------------------------------------------------------------------------

NOTE 6: In February 2000, the Company disposed of the property held for sale. The sale resulted in a pre-tax loss on disposal of approximately $50,000.

NOTE 7: In April 2000, management of the Company determined that the previously suspended implementation of the ERP operating software system for the Isco-Lincoln facility would not be completed. As a result of this decision, the Company wrote-off software and related computer hardware assets of $2,448,000. The write-off is recorded as a component of operating expenses in the condensed consolidated statements of operations.

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

SALES ANALYSIS AND REVIEW

Our sales for the three-month and nine-month periods ended April 28, 2000, were $13,950,000 and $40,641,000, respectively. For the periods under review, our sales were 8 percent and 7 percent higher than for the same periods last year. Sales of our core products (wastewater samplers, flow meters, and liquid chromatography products) were up 16 percent for the three months. For the same period, sales of our other products (process monitoring, supercritical fluid extraction (SFE), syringe pumps, Geomation, and STIP products) were down 14 percent. For the nine months, sales of our core products were up 13 percent. For the same period, sales of our other products were down 6 percent.

Domestic sales for the three months and nine months were up 3 percent and 9 percent, respectively. Domestic sales of our core products for the same periods were up 7 percent and 11 percent, respectively. Sales of samplers and chromatography products contributed to the increase in the three-month period sales over last year. All core products accounted for the increase in the nine-month period sales over last year. Domestic sales of our other products for the same periods were down 13 percent and up 15 percent, respectively. Sales of SFE and process monitoring products accounted for the majority of the decrease in the three-month period. The nine-month period increase was due primarily to increased sales of SFE products offset by decreases in sales of syringe pumps and Geomation products.

International sales for the three months and nine months were up 26 percent and flat, respectively. International sales of our core products for the same periods were up 58 percent and 21 percent, respectively. The three-month increase was due to increased sales of all core products over last year. Sales of samplers and chromatography products accounted for the increase in the nine-month period sales over last year. International sales of our other products for the same periods were down 15 percent and 22 percent, respectively. The decrease for the three-month period was the result of decreases in sales of Geomation and STIP products offset by increases in sales of SFE and syringe pump products. The decrease in the nine-month period is due to lower sales of all other products, except syringe pumps, over the prior year.

During the three months and nine months we received net orders of $14.0 million and $40.0, respectively. The net orders we received were 1 percent higher over the same periods last year. At April 28, 2000, our order backlog was $5.1 million, 11 percent lower than at the beginning of the fiscal year.


OPERATING INCOME ANALYSIS AND REVIEW

RESULTS OF OPERATIONS

The following table sets forth, for the three-month and nine-month periods indicated, the percentages which certain components of the Condensed Consolidated Statements of Operations bear to net sales and the percentage of change of such components (based on actual dollars) compared with the same periods of the prior year.

--------------------------------------------------------------------------------------------------------------------------
                                                       Three months ended                      Nine months ended
                                                --------------------------------       ---------------------------------
                                                4/28/00      4/30/99      Change       4/28/00      4/30/99       Change
                                                -------      -------      ------       -------      -------       ------
Net sales                                        100.0        100.0          8.2        100.0        100.0          6.6
Cost of sales                                     46.5         47.2          6.6         45.7         46.7          4.4
                                                 -----        -----                     -----        -----
                                                  53.5         52.8          9.7         54.3         53.3          8.5
                                                 -----        -----                     -----        -----
Expenses:
     Selling, general, & administrative           38.3         42.0         (1.3)        38.7         42.8         (3.6)
     Research & engineering                       10.2         11.4         (2.4)        10.2         11.8         (8.7)
     Write-off of ERP operating system            17.6          0.0         --            6.0          0.0         --
                                                 -----        -----                     -----        -----
                                                  66.1         53.4         34.0         54.9         54.6          7.1
                                                 -----        -----                     -----        -----

Operating income (loss)                          (12.6)        (0.6)      2098.8         (0.6)        (1.3)       (50.7)

Non-operating income:
     Investment income                             1.4          0.8        107.2          0.8          0.7         33.6
     Interest expense                             (0.6)        (0.5)        39.1         (0.7)        (0.4)        76.0
     Other                                         0.4         (1.2)        --            0.8          0.5         47.6
                                                 -----        -----                     -----        -----
                                                   1.2         (0.9)        --            0.9          0.8         19.7
                                                 -----        -----                     -----        -----

Earnings (loss) before income taxes              (11.4)        (1.5)       710.7          0.3         (0.5)        --

Income taxes                                      (4.2)        (0.5)       711.3          0.1         (0.4)        --
                                                 -----        -----                     -----        -----

Net earnings (loss)                               (7.2)        (1.0)       708.0          0.2         (0.1)        --
                                                 =====        =====                     =====        =====
--------------------------------------------------------------------------------------------------------------------------

We had operating losses of $1,759,000 and $248,000, respectively, for the three months and nine months ended April 28, 2000. For the same periods last year, we had operating losses of $80,000 and $503,000, respectively. All entities contributed to the three month period loss. For the nine month period Isco-Lincoln generated operating income which was offset by operating losses from Geomation and STIP. The current year's three and nine month results were negatively impacted by a $2.4 million write-off of software and hardware related to Isco-Lincoln's ERP operating system project. Without this impact we would have generated operating income of $689,000 and $2,200,000 for the current year's three and nine month periods, respectively.

In our 1999 fiscal year-end report we stated that the Baan ERP operating system, that was originally purchased to bring future operational efficiencies and address our Y2K compliance issue at the Isco-Lincoln facility, was put on hold due to instability problems. Since suspending the project, we have conducted in-depth reviews of our alternatives. Considering all factors, we concluded that the expected benefits of completing the implementation did not outweigh the additional costs and risks of attempting to complete the implementation. In addition, we have filed a lawsuit against Baan USA, Inc. to protect our rights under various agreements with Baan and others involving the ERP system.

Gross margin percentages improved to 53.5 percent and 54.3 percent, respectively, for the three months and nine months ended April 28, 2000. This compares to gross margin percentages of 52.8 percent and 53.3 percent for the same periods last year. These increases were the result of higher than normal costs and inefficiencies in the prior year associated with the consolidation and relocation of the manufacturing operations at Isco-Lincoln.

Our selling, general and administrative expenses declined by $72,000 and $584,000, respectively, for the three months and nine months ended April 28, 2000 as compared to the same periods of the previous year. The decrease in the three month period was primarily due to costs associated with temporary reductions in staffing at Isco-Lincoln and STIP offset by increased professional fees and Isco-Lincoln's profit sharing contribution. The decrease for the nine month period is due to reductions in advertising costs, reduced staffing and associated personnel costs for Isco-Lincoln and STIP, and the costs associated with settlement of litigation in the second quarter of 1999. Increases in commission costs and Isco-Lincoln's profit sharing contribution offset these decreases.

Research and engineering expenses declined by $35,000 and $394,000, respectively, for the three months and nine months ended April 28, 2000 as compared to the same periods of the previous year. The decrease in the three month period was due to reduced expenses at STIP. The decrease in the nine month period is a result of reduced costs associated with a reduction in staff at Isco-Lincoln that occurred in fiscal 1999 and the timing of expenditures for product development projects.

Non-operating income increased by $286,000 and $58,000, respectively, for the three months and nine months ended April 28, 2000 as compared to the same periods of the previous year. This increase is due to increased investment income offset by interest expense. The prior year's results were also impacted by the write-off of $335,000 of undepreciated building components that were associated with the renovation of the Superior Street facility.

Our effective income tax rates for the three months and nine months ended April 28, 2000 were 36.5 percent and 40.6 percent, respectively. This compares to effective tax rates of 36.3 percent and 81.8 percent for the same periods in the previous year. The improvement in the nine month effective tax rate was due to the change in the level of pre-tax income and greater benefits achieved in the current fiscal year from utilization of our foreign sales corporation. Additionally, the prior year effective rate was impacted by reductions in the tax rate for our subsidiary in Switzerland and research and development tax credits generated.

FINANCIAL CONDITION AND LIQUIDITY

Our cash position increased by $1.2 million for the nine months ended April 28, 2000, resulting in a cash balance of $4.6 million. This increase was primarily generated from positive cash flows from operations of $2.5 million offset by $1.1 million used for investments in plant, property, and equipment and securities. Cash generated from operations is reflective of non-cash items of depreciation and amortization, the write-off of the ERP operating system, and other non-cash items totaling $4.7 million offset by changes in operating assets and liabilities of $2.2 million. The change in operating assets and liabilities was due to increases in inventory and refundable income taxes and a decrease in accounts payable. In February 2000, we completed the sale of the Westgate facility. This sale provided us with $2.1 million in cash. The financial reporting of this sale is discussed in greater detail in Note 6 of the financial statements. At April 28, 2000, our working capital was $20.8 million and our current ratio was 4.0:1. Both of these items represented an improvement over our position at July 30, 1999 and over the end of the previous fiscal quarter.

MARKET RISK

We do not use derivative financial or commodity instruments. Our other financial instruments include cash and cash equivalents, accounts and notes receivable, accounts and notes payable, and long-term debt. Our cash and cash equivalents, accounts and notes receivable, and accounts and notes payable balances are generally short-term in nature and do not expose our company to material market risk. At April 28, 2000, we had $4.4 million of fixed rate long-term debt and $6.9 million of variable rate credit facilities. At April 28, 2000, approximately $1.8 million was outstanding under these credit facilities. We do not believe that changes in interest rates on the long-term debt and credit facilities would have a material effect on our company's results of operations given our current obligations under those long-term debt and credit facilities.

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


ITEM 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included in the section entitled "Market Risk" in Part I, Item 2, Management's Discussion and Analysis of Results of Operations and Financial Condition.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On March 31, 2000, we filed an action in District Court for Lancaster County, Nebraska against Baan USA, Inc. seeking monetary damages of not less than $3,982,428 resulting from an alleged breach of contract with respect to an ERP System purchased by us from Baan. Baan filed an answer containing a general denial of our allegations and removed the case to United States District Court in Lincoln, Nebraska. No discovery has been initiated or scheduled.


ITEM 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits:

               27 - Financial Data Schedule

          (b)  Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ISCO, INC.


Date: June 6, 2000                      BY /s/ Robert W. Allington
                                           -------------------------------------
                                             Robert W. Allington, Chairman and
                                             Chief Executive Officer





Date:  June 6, 2000                     BY /s/ Vicki L. Benne
                                           -------------------------------------
                                             Vicki L. Benne, Treasurer and
                                             Chief Financial Officer