Form 10-K
period 2000-07-28
ISCO INC
filed 2000-10-25
CIK 773730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934[Fee Required]

     For the fiscal year ended July 28, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

     For the Transition Period From___________________to_____________________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X  No
                                       ---    ---

As of October 13, 2000, 5,643,992 shares of Common Stock of Isco, Inc., were outstanding and the aggregate market value of such Common Stock held by nonaffiliates was approximately $10,341,266.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Shareholders to be held December 14, 2000
- Part III.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

Isco, Inc. was founded in 1959. We design, manufacture, and market products worldwide. The majority of our revenues come from sales of products used by industry and government to monitor compliance with water quality regulations and a variety of research and testing laboratories.

Robert W. Allington, the founder of Isco, Inc., has been the controlling shareholder, chairman of the board, and chief executive officer since inception. Dr. Allington was president until October 6, 1995. Douglas M. Grant has been our president and chief operating officer since October 6, 1995.

Our principal offices are located at 4700 Superior Street, Lincoln, Nebraska 68504-1398. Our telephone number is (402) 464-0231. As used herein, "Isco", "we" or "our" refers to Isco, Inc., and its subsidiaries. "Isco-Lincoln" refers to the activities and operations conducted by Isco, Inc.

Geomation, Inc. is a wholly owned subsidiary. Isco, Inc. acquired a minority ownership position in fiscal year 1993 and acquired the remaining equity during fiscal year 1998. On October 16, 2000 the operating assets of this entity were sold to an investment group led by the current management of Geomation. This transaction was structured as an asset sale. Details related to this sale are discussed below under the heading of Recent Developments.

STIP ISCO GmbH (STIP) is a wholly owned subsidiary located in GroB-Umstadt, Germany. Isco, Inc. acquired this entity during the second quarter of fiscal year 1998. STIP designs, produces, and markets a broad line of process monitoring and control instrumentation designed specifically for municipal and industrial wastewater treatment applications. These products assist our wastewater treatment customers in reducing operating costs and in reliably managing the wastewater treatment process. Late in fiscal year 2000, STIP became the distributor of Isco's core environmental products in Germany.

Isco, Inc. is a 50 percent partner in Advanced Flow Technologies Partnership, Ltd. (AFTCO), a limited partnership, located in Lakeland, Florida. This partnership was formed during fiscal year 1998. AFTCO designs, manufactures, and markets electromagnetic flow meters. Isco, Inc. is AFTCO's distribution channel into the wastewater treatment market.

RECENT DEVELOPMENTS

On October 16, 2000 we sold all of the net operating assets of Geomation to an investment group led by the current management of Geomation for approximately $109,000 in cash. This transaction resulted in the recognition of a non-cash pre-tax write-off of $1.4 million related to intangible assets and a pre-tax loss of $700,000 related to the sale of the net operating assets. The losses are reflected in fiscal 2000 results of operations. Details of this transaction are discussed in Note S of the financial statements. Geomation was acquired for technology and market synergies. Unfortunately, these synergies were not realized. In addition, Geomation's operating performance in fiscal year 2000 significantly deteriorated as sales declined, operating losses widened, and net cash flow turned negative. The decision to divest Geomation resulted from a review of the corporation's overall strategy and financial options; it was concluded that Isco's optimal action was to divest Geomation.

PRODUCTS AND APPLICATIONS

The contribution made by our core products to net sales for fiscal 2000, 1999, and 1998, respectively, is as follows: wastewater samplers 34, 35 and 37 percent; flow meters 22, 23 and 20 percent; and liquid chromatography (LC) products 18, 14 and 13 percent.

Isco's water quality customers use wastewater samplers to collect water samples from surface waters and sewers for subsequent analysis in the laboratory. Our open-channel flow meters are used to measure and record the flow rate of liquids in unpressurized pipes and open channels. These flow meters can be linked with wastewater samplers to collect water samples based on flow rate. The combined use of these two products is well suited to conduct storm water runoff studies in compliance with federal regulations. Cities may use our computer-based flow logging systems and sophisticated Flowlink(TM) software to determine the state of repair of their sewer systems. Other customers use those systems to store flow, rainfall, and other sample data for later retrieval, analysis, and reporting.

Isco's liquid chromatography customers include pharmaceutical laboratories involved in drug discovery and development, and laboratories that support the development and manufacture of food, chemical, and other products as well as those that study disease and basic life functions. Customers in these laboratories, use our pumps to deliver solvent through columns packed with special media to separate a sample into its component molecules. They then use our detectors to identify and quantify the component molecules. Our fraction collectors are used to collect the separated compounds as they flow from the column. Our sequential and parallel organic purification CombiFlash(TM) systems are used in the drug discovery process to sample, separate, detect, and collect purified fractions.

Other products which we believe will contribute to our future success include: process monitoring analyzers, supercritical fluid extraction (SFE) products, syringe pumps, and electromagnetic flow meters.

Wastewater treatment customers use our process monitoring analyzers to continuously monitor and control the treatment process to ensure that it is proceeding efficiently within established parameters. Our process monitors quickly measure broad load parameters or detect the presence and concentration of a variety of compounds. Knowledge of these measurements allows the plant operator to control operating costs and ensures high water quality.

SFE is a safe, cost-effective, environmentally friendly, and time saving technique used to separate selected chemical compounds (target analytes) from complex sample matrices. Our food and agri-products customers use SFE to ensure that their products are maintained at a specified level of quality.

Our syringe pumps are used for specialized applications in the petroleum and chemical industries, and for pumping supercritical fluids where high accuracy at high pressures is required. At the beginning of fiscal 1997, Isco introduced a line of electromagnetic flow meters that we believe are a cost-effective alternative to existing electromagnetic and other flow meters.

The U.S. price ranges of individual products within our core products are $1,500 to $50,000 for water quality monitoring instruments and $1,500 to $75,000 for separation instruments.

MARKETING AND SALES

In the United States, independent manufacturers' representatives sell our water quality monitoring products. Domestic sales of chemical separation instruments are made by direct sales people assigned to specific products and located in the prime domestic market areas. The manufacturers' representatives and our direct sales people are supported with promotional programs, advertising, applications specialists, applications bulletins, technical literature, and applications seminars.

International sales constituted 26, 28 and 28 percent of our sales during fiscal 2000, 1999 and 1998, respectively. We have not been materially affected by foreign currency fluctuations because all of our international sales are denominated in the functional currency of the selling facility. Products manufactured in the United States are not generally stocked outside the country. Orders are generally filled from the facility that produces the product. To aid international sales, many of our products are offered in multiple language versions.

Isco's international sales are made primarily by independent dealers operating in various countries around the world. International dealers receive sales management and local marketing support from regional sales and marketing managers that reside in Lincoln, Nebraska, Germany, Switzerland, and the Philippines.

STIP sells directly in its home market of Germany. Sales of the STIP products in the USA are made by our manufacturers' representatives supported by sales and marketing staff in Lincoln, Nebraska.

CUSTOMERS

Isco has a broad customer base. Currently no single customer, including any OEM customer, accounts for more than three percent of our sales.

PRODUCT WARRANTY

The majority of our products have a one-year warranty against defective materials and workmanship. Our warranty claims have not been material in the past and are not expected to be material in the future. We provide after-market factory service for most products in the United States and Germany. We also provide on-site services in the United States and Germany for process monitoring analyzers along with on-site services in the United States for automated LC and SFE systems. Customers within the United States may purchase an extended warranty for selected products at the time they purchase a new instrument or while the instrument is still under warranty.

COMPETITION

We believe we have a strong competitive position in the markets for wastewater samplers, open-channel flow meters, and SFE. We maintain a competitive niche position in the LC market. The factors that contribute to our competitive position include: a reputation for high quality and service, technically advanced products that provide cost-effective operation and unique features, an active research and development program that allows us to maintain technical leadership, a strong position in key markets, efficient production capabilities, and excellent distribution capabilities.

Isco has several competitors manufacturing similar wastewater samplers. In the United States, the major competitor is American Sigma, Inc., owned by the Danaher Corporation. We estimate that we have approximately 55 percent of the domestic wastewater sampler market, with American Sigma, Inc., having approximately 40 percent. Other domestic competitors are small and offer little competition. Significant competitors in Europe include: Buhler-Montec, owned by the Danaher Corporation, and Endress + Hauser Instruments of Switzerland.

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

With respect to LC products, we believe we are the major producer of fraction collectors. The largest LC systems competitor is Amershem Pharmacia Biotech UK Ltd. Amersham Pharmacia Biotech has a greater market share in the United States and international markets for systems. Other major competitors include Bio-Rad Laboratories, Inc., Jones Chromatography, Biotage, and Gilson Medical Electronics, Inc., an American-based company with much of its production in France.

There are a number of suppliers for the process monitoring and control market with market share varying from country to country. Limited information is available; however, we believe that the primary competitors are two German companies: Dr. Lange, a subsidiary of the Danaher Corporation, and LAR Analytik & Umwelt Messtechnik GmbH.

In the SFE equipment market, Isco is the market leader with approximately 40 percent market share. Management estimates that its competitors Applied Separations, Inc. and Leco Corporation each have a market share of less than 20 percent, with the remaining market served by specialty engineering firms.

With respect to syringe pumps, market share is difficult to estimate due to the various niche markets we service. In the United States, our major competitor is Quizix, Inc. We believe that Isco holds a dominant position relative to Quizix, Inc. in all but one niche market.

RESEARCH AND ENGINEERING

Isco commits significant resources to ongoing research and engineering activities. Our near-term goals are to improve, enhance, and expand the market share of our existing product lines. Over the long-term, we are seeking new market applications for our products as well as exploring present and related markets that could utilize new products developed from our expanding technology base. For fiscal years 2000, 1999 and 1998, we spent approximately $5,532,000 or 10 percent of sales, $6,030,000 or 12 percent of sales, and $6,315,000 or 13 percent of sales, respectively, on research and engineering.

PATENTS AND LICENSES

We believe we derive a competitive advantage from our patents. We have a policy of obtaining patents wherever commercially feasible. We also vigorously assert and defend our patents. Isco, Inc.'s products are covered by 74 United States patents, 72 of which are owned by Isco, Inc. and 2 under which we are the licensee. There are also numerous corresponding patents issued by other countries. Our patents have been assigned to us by the inventor on a royalty-free basis. We currently have 13 patent applications pending at the United States Patent Office.

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

BACKLOG

On September 29, 2000, Isco's order backlog was $4,516,061, all of which is scheduled for delivery prior to July 27, 2001, the close of fiscal 2001. A year earlier, on September 24, 1999, the order backlog was $6,169,200. Geomation's data is not included for both years presented due to the sale of this entity.

MANUFACTURING AND SOURCES OF SUPPLY

Isco-Lincoln's manufacturing operations are vertically integrated. We fabricate most of the metal and plastic components used in our products and obtain the required raw materials from several sources. Production planning is handled by a computerized production control system that ensures raw materials and sub-component parts are received on time for final assembly. Since we are not reliant upon outside suppliers for these types of components, we are generally able to produce them at a lower cost and maintain a consistently high level of quality.

Products produced by Isco-Lincoln use a variety of mechanical, electrical, and electronic components. Most of these components are available from several sources. Currently, we are not experiencing any shortage of raw materials or components.

STIP's manufacturing operations consist mainly of final assembly and testing, with all other processes outsourced. Currently, we have not experienced any shortages. Production planning is handled by computerized production control systems that ensure raw materials and sub-component parts are received on time for final assembly.

EMPLOYEES

On September 29, 2000, we had 488 employees of whom 15 were leased or temporary. There were 256 engaged in production, 66 in research and engineering, 118 in marketing and sales, and 48 in administration. None of our employees are represented by a labor union. We have never experienced a work stoppage. Geomation's employee (14 at September 29, 2000) data is excluded from the above counts.

ITEM 2. PROPERTIES.

The expansion and renovation of our Superior Street facility was completed in August 1999. We added approximately 56,000 square feet to the existing main building, bringing the total square footage for all the facilities at this location to approximately 168,000 square feet. The layout of the renovated facility, the installation of space saving and more efficient equipment, and an open office environment allows us to perform our operations using less floor space. The Superior Street facility houses our corporate, executive and administrative offices along with sales, research, engineering, manufacturing, and maintenance activities. The buildings at 4700 Superior Street in Lincoln, Nebraska are located on approximately 30 acres. The Superior Street facility is owned and unencumbered. The building at 531 Westgate Boulevard, Lincoln, Nebraska was sold in February 2000.

STIP leases 1,424 square meters in a building located in GroB-Umstadt, Germany. The facility houses the engineering, manufacturing, marketing, selling, and administrative activities of STIP. The lease expires December 31, 2003. STIP has the option to extend the lease for an additional three years.

ITEM 3. LEGAL PROCEEDINGS.

On March 31, 2000 we filed an action in District Court for Lancaster County, Nebraska against Baan USA, Inc. seeking monetary damages of not less than $3,982,428 resulting from an alleged breach of contract with respect to an Enterprise Resource Planning (ERP) System purchased by us from Baan. Baan filed an answer containing a general denial of our allegations and removed the case to the United States District Court in Lincoln, Nebraska. The court issued a Progression Order that includes various milestone dates and set the case for trial in October 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of fiscal 2000, no issues were submitted to a vote of shareholders.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Common stock data: On September 29, 2000 - 5,643,992 shares outstanding and approximately 287 shareholders of record.

Market:  NASDAQ/NMS (Over-the-counter).  Symbol: ISKO

Stock price: The high and low bid prices of the common stock and the cash dividends paid for each quarter during the last two fiscal years are shown below:



--------------------------------------------------------------------------------------------------------------------
                                          Common Stock Price Range
                          ---------------------------------------------------------           Cash Dividends
                                    2000                           1999                          Per Share
                             -------------------           --------------------            --------------------
                              HIGH          LOW             HIGH           LOW             2000            1999
                             -----         -----           -----          -----            ----            ----
    First quarter            $5.93         $4.00           $6.75          $4.09            $--             $.05
    Second quarter            6.25          4.00            6.00           4.41             --              .05
    Third quarter             5.50          3.88            5.88           4.25             --              --
    Fourth quarter            5.25          3.63            6.63           5.00             --              --

--------------------------------------------------------------------------------------------------------------------


ITEM 6. SELECTED FINANCIAL DATA.
Amounts in thousands except per share data.


--------------------------------------------------------------------------------------------------------------------------
                                                                         Fiscal Year
                                                  ------------------------------------------------------------------------
                                                    2000            1999            1998           1997             1996
                                                  --------        --------        --------       --------        ---------
FOR THE FISCAL YEAR:
Net sales                                         $ 55,183        $ 51,911        $ 47,912        $ 40,733       $ 39,981
Gross margin                                        29,407          27,195          26,345          22,760         22,191
Operating income (loss)*                            (1,589)         (1,267)         (2,510)             12           (115)
Non-operating income                                   514             329             860           1,565          1,462
Income taxes (tax benefit)                            (123)           (303)           (453)            251            360
Net earnings (loss)                                   (952)           (635)         (1,197)          1,326            987

AT FISCAL YEAR-END:
Current assets                                      25,168          23,906          25,143          28,958         21,414
Working capital                                     18,411          16,023          19,022          25,255         17,437
Total assets                                        50,442          53,325          49,617          46,708         46,704
Long-term debt, less current portion                 3,164           3,996             690            --             --
Shareholders' equity                                40,521          41,446          42,806          42,480         42,002
Average shares outstanding                           5,644           5,645           5,607           5,351          5,353

PER SHARE DATA:
Basic and diluted earnings (loss) per share       $   (.17)       $   (.11)       $   (.21)      $     .25       $    .18
Cash dividends per share (declared)                   --               .10        $    .20       $     .20       $    .20


PRO FORMA DATA (UNAUDITED):
Pro forma net sales                                 53,748          49,847          45,561          40,733         39,981
Pro forma operating income (loss)                    3,748            (151)           (591)             12          1,637
Pro forma net earnings                               2,899             617             221           1,326          2,108
Pro forma basic and diluted earnings
     per share                                    $    .51        $    .11        $    .04       $     .25       $    .39
--------------------------------------------------------------------------------------------------------------------------



*
Fiscal 2000 includes charges of $4.5 million associated with the write-off of intangibles and sale of net operating assets of Geomation and the write-off of the ERP Operating System.
Fiscal 1999 includes charges of $1.3 million associated with the settlement of a lawsuit, the Superior Street facility renovation related asset write-off, costs associated with the Y2K computer system conversion, and the write-off of inventory related to Suprex.
Fiscal 1998 includes impairment charges of $1.6 million associated with the write-off of intangibles and inventory related to the disposition of assets related to the Suprex product line.
Fiscal 1996 includes restructuring charges of $1.8 million associated with the consolidation of the divisions.

The Pro Forma data presented above removes the impact of the non-recurring charges listed above and the operations of Geomation since fiscal 1998.

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

SALES ANALYSIS AND REVIEW

2000 TO 1999 COMPARISON

Our sales for the year ended July 28, 2000 of $55,183,000 were six percent above 1999 sales of $51,911,000. Sales of our core products (wastewater samplers, flow meters, and liquid chromatography products) were up 11 percent. Liquid chromatography sales accounted for 79 percent of the increase in core product sales, samplers accounted for 17 percent, and flow meters accounted for four percent. Sales of our other products (process monitoring, supercritical fluid extraction (SFE), syringe pumps, Geomation, and STIP products) were comparable to fiscal 1999 levels. SFE, process monitoring and syringe pumps all provided increased sales while Geomation and STIP sales were down compared to 1999.

U.S. sales of our core products increased 11 percent over 1999, with chromatography accounting for the majority of this increase. International sales of these products increased by eight percent. Liquid chromatography products accounted for the majority of the international sales increase. U.S. sales of our other products (process monitoring, supercritical fluid extraction (SFE), syringe pumps, Geomation, and STIP products) increased by 10 percent compared to 1999. SFE and process monitoring domestic sales increased while syringe pump and Geomation sales were down compared to 1999. International sales of non-core products were down 10 percent. Sales of Geomation and STIP products accounted for the majority of the decrease.

We received net orders of $54,168,000. This was comparable to net orders of $54,111,000 received in fiscal 1999. The backlog, including Geomation's backlog of $18,000, at July 28, 2000 was $4,774,000, down 18 percent from the beginning of the year. As of September 29, 2000 our backlog, excluding Geomation, was $4,516,061, all of which is scheduled for delivery prior to July 27, 2001, the close of fiscal 2001.

1999 TO 1998 COMPARISON

Our 1999 sales of $51,911,000 were eight percent above 1998 sales of $47,912,000. Approximately 46 percent of the year-over-year sales increase was the result of a full year's sales contribution of STIP that was acquired during the second quarter of last year. Sales of our core products (wastewater samplers, flow meters, and liquid chromatography products) were up 10 percent. Flow meter sales accounted for 66 percent of the increase in core product sales, liquid chromatography accounted for 24 percent, and samplers accounted for 10 percent. Sales of our other products (process monitoring, supercritical fluid extraction (SFE), syringe pumps, Geomation, and STIP products) were eight percent higher. Excluding STIP, sales of other products were down 11 percent. This decline was due to lower sales of syringe pumps partially offset by an increase in process monitoring.

U.S. sales of our core products increased 11 percent over 1998, with flow meters accounting for the majority of this increase. International sales of these products increased six percent. Flow meter sales accounted for 55 percent of this increase, with liquid chromatography accounting for 50 percent and samplers declined by five percent. U.S. sales of our other products were up six percent over the prior year. We generated increases in all groups except syringe pumps. International sales of our other products grew by 10 percent. Excluding sales of STIP products, international sales of other products were down 31 percent. Sales of SFE and Geomation products accounted for the majority of the decrease.

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


--------------------------------------------------------------------------------------------------------------
                                                                                              Year-to-Year
                                                                                           Increase (Decrease)
                                                                Year Ended                 -------------------
                                                   -------------------------------------    2000        1999
                                                    Jul 28       Jul 30      Jul 31          vs.         vs.
                                                     2000         1999        1998          1999        1998
                                                    ------       ------      ------        ------      ------
Net sales                                            100.0        100.0       100.0           6.3         8.3
Cost of sales                                         46.7         47.6        45.0           4.3        14.6
                                                    ------       ------      ------
                                                      53.3         52.4        55.0           8.1         3.2
                                                    ------       ------      ------
Expenses:
   Selling, general, and administrative               38.0         43.2        47.0          (6.6)        (.5)
   Research and engineering                           10.0         11.6        13.2          (8.3)       (4.5)
   Loss on impairments and sale of Geomation           3.7          --          --            --          --
   Write-off of ERP Operating System                   4.5          --          --            --          --
                                                    ------       ------      ------

                                                      56.2         54.8        60.2           8.9        (1.4)
                                                    ------       ------      ------
Operating loss                                        (2.9)        (2.4)       (5.2)         25.5        49.5
                                                    ------       ------      ------
Non-operating income
   Investment income                                    .9           .6         1.1          49.6       (37.6)
   Interest expense                                    (.7)         (.6)        (.2)         28.9       264.7
   Other                                                .8           .6          .9          36.0       (25.9)
                                                    ------       ------      ------
                                                       1.0           .6         1.8          56.2       (61.7)
                                                    ------       ------      ------
Loss before income taxes                              (1.9)        (1.8)       (3.4)         14.7        43.2
Income tax benefit                                     (.2)         (.6)        (.9)        (61.8)      (33.1)
                                                    ------       ------      ------
Net loss                                              (1.7)        (1.2)       (2.5)         51.2        47.0
                                                    ======       ======      ======

--------------------------------------------------------------------------------------------------------------


The operating performances over the last five years have been negatively impacted by significant non-recurring charges. These items are identified under item 6, Selected Financial Data. Pro forma data has been included in this selected financial data that removes the impact of these non-recurring charges and the operations of Geomation since fiscal 1998.

2000 TO 1999 COMPARISON

We incurred an operating loss of $1,589,000 for fiscal 2000 compared with a loss of $1,267,000 for fiscal 1999. During the fourth quarter of the fiscal year management determined that it was in the best interest of the shareholders to sell the Geomation operations. This decision was a result of reviewing the strategic fit of Geomation with the overall Isco strategy and the deterioration in the operating performance of Geomation during the fiscal year. This decision resulted in recording a $2,056,000 operating loss on the impairments and disposition of Geomation assets. The net operating assets of Geomation were sold on October 16, 2000 to an investment group led by the current management of Geomation. Details related to this sale are disclosed in Note S of the financial statements.

During the third quarter of the fiscal year management decided not to complete the suspended implementation of the ERP operating system at the Isco-Lincoln facility. This implementation project was originally suspended during the third quarter of fiscal year 1999 because of continual software instability problems. This decision resulted in a non-cash operating charge of $2,448,000 for fiscal year 2000.

Without these two items fiscal year 2000 would have generated an operating income of $2,915,000, a significant improvement over fiscal year 1999. This improvement is due to an improved gross margin and reduced operating expenses in dollars and as a percentage of sales.

The gross margin, as a percentage of sales, improved to 53.3 percent in 2000 from 52.4 percent in 1999. This improvement was the result of several factors. We generated operational improvements at our Isco-Lincoln facility that resulted in reduced indirect manufacturing costs as a percentage of sales. These improvements were partially offset by an increase in STIP's contribution to the overall entity at a lower gross margin. Isco-Lincoln's indirect manufacturing costs, as a percentage of sales, were higher in fiscal 1999 due to the additional labor hours and inefficiencies that were associated with the consolidation and relocation of the manufacturing operations, the initiation of process improvement activities, and activities associated with upgrading and converting data related to the Superior Street facility's ERP operating system.

We reduced our selling, general, and administrative (SG&A) expenses by $1,472,000 and approximately five percent as a percentage of sales from the fiscal year 1999 level. This improvement was due to reduced marketing expenditures and temporarily open marketing and sales positions. In addition, fiscal year 1999 was impacted by costs related to the Y2K conversion activity.

Research and engineering expenses declined by approximately $500,000 and by approximately one percent as a percentage of sales from the fiscal year 1999 level. This improvement was a result of reductions in staffing at Isco-Lincoln and the timing of expenditures for product development projects.

Investment income increased by approximately 50 percent compared to last year. This increase was a result of increased excess cash reserves available for investment in fiscal 2000 over fiscal 1999. Interest expense increased by approximately 29 percent compared to last year. This increase was due to the loan, obtained by Isco-Lincoln in December 1998, only being in place for a portion of fiscal 1999. Other non-operating income increased by approximately 36 percent compared to 1999. Fiscal year 1999 included the write-off of $335,000 of undepreciated building components that were associated with the renovation of the Superior Street facility.

We recognized a net tax benefit of $123,000 or an effective tax benefit rate of approximately 11 percent for the current year compared with a net tax benefit of $303,000 or an effective tax benefit rate of approximately 32 percent last year. The current year's effective rate was significantly reduced due to the non-deductibility on the write-off of the intangible assets related to the disposition of Geomation. Tax benefits generated by Isco's foreign sales corporation helped to offset this impact. Last year's tax benefit was reduced by the establishment of a valuation allowance against the tax benefits generated on the net operating losses incurred by STIP and Geomation.

1999 TO 1998 COMPARISON

We incurred an operating loss of $1,267,000 for fiscal 1999 compared with a loss of $2,510,000 for fiscal 1998. All entities contributed to the current year's loss. The gross margin, as a percentage of sales, declined from 55.0 percent in 1998 to 52.4 percent in 1999. The current year's lower gross margin is a result of increased sales discounts and increased indirect manufacturing costs associated with the Isco-Lincoln operations, and the increase in STIP's contribution to the overall entity at a lower gross margin. Isco-Lincoln's indirect manufacturing costs increased due to additional costs incurred in support of the consolidation and relocation of the manufacturing operations, the initiation of process improvement activities, and activities associated with upgrading and converting data related to the Superior Street facility's ERP operating system.

Our selling, general, and administrative (SG&A) expenses, as a percentage of sales, declined from 47 percent to 43 percent. Selling expenses, as a percentage of sales, for all of the Company's entities, declined when compared with last year. Selling expenses last year included costs related to the acquisition of Geomation and STIP, and higher amortization expenses. During the current year, management was able to reduce the selling expenses at STIP. Our general and administrative (G&A) expenses, as a percentage of sales, increased when compared with last year. Last year G&A expenses of Isco-Lincoln included the write-off of the Suprex intangibles that were offset in the current year with the costs associated with making our ERP operating system Y2K compliant and with the settlement costs of the patent infringement litigation. In addition, the G&A expenses of STIP and Geomation increased.

Engineering expenses, as a percentage of sales, were approximately 12 percent for fiscal 1999 compared with approximately 13 percent for fiscal 1998. This is due to reduced development activities that were nearing completion during the current fiscal year. Last year's expenses included a one-time charge for "purchased R&D" related to the acquisition of Geomation.

Investment income decreased by approximately 38 percent and interest expense increased approximately 265 percent compared to last year. These changes were due to the continued sale of investments that began last year and the acquisition of debt during the current year to meet the cash needs for the expansion/renovation of the Superior Street facility and the ERP operating system. Other non-operating income was down approximately 26 percent due to the disposition of building components related to the building renovation and a loss from the AFTCO joint venture.

We realized a tax benefit of $303,000 or an effective tax benefit rate of approximately 32 percent for the current year compared with a net tax benefit of $453,000 or an effective tax benefit rate of approximately 27 percent last year. For both fiscal years the tax benefits were primarily the result of the operating losses incurred. The fiscal 1999 benefit included a benefit from adjustments in prior years' state and federal tax estimates offset by the establishment of a valuation allowance against the tax benefits realized from the current year's operating losses incurred by STIP and Geomation and reduced tax benefits from tax-exempt income. The fiscal 1998 benefit included a benefit from tax-exempt income offset by the non-deductibility of amortization expense on intangibles.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities generated $3.3 million of cash flow during fiscal 2000 compared with $1.4 million during fiscal 1999. This increase is due to the improved operational performance. The net loss for fiscal year 2000 when adjusted for depreciation, the write off of the ERP system, and the loss on the impairments and disposition of Geomation assets provided us with $6.1 million of cash from operations before $2.1 million of investments in net operating assets. In fiscal 1999 the net loss when adjusted for depreciation provided us with $1.8 million of cash from operations before $254,000 of investments in net operating assets. In February 2000, we completed the sale of the Westgate facility. This sale plus proceeds from sales of used equipment provided us with $2.4 million in cash. We invested the cash generated from operations and the proceeds from the sales of equipment and building into long-term and short-term investments of $5.7 million. Our net cash position decreased by $1.8 million. This decrease was a result of investments in property, plant and equipment of $1.4 million and a net reduction in debt of $400,000.

At July 28, 2000, we had working capital of $18.4 million and a current ratio of 3.7:1. At year-end, our total debt was $4,157,000 with $993,000 payable next year. In addition, we had lines of credit with various banks totaling $7.0 million of which $5.2 million was available for future business needs.

FUTURE EVENTS

The change of the century (Y2K) did not impact Isco relative to our internal operating systems, our ability to deliver product to customers, and our products continued to function as intended. We continue to work to resolve the current lawsuit related to the Baan Enterprise Resource Planning (ERP) software that was intended to be Isco-Lincoln's operating system solution to the change of the century problem. The details on this lawsuit are discussed
Part I, Item 3, Legal Proceedings.

FACTORS AFFECTING FUTURE RESULTS

The factors affecting our future performance remain the same as last year. These factors are: improved sales growth; improvement of gross margins; controlled operating expenses; integration and coordination between Isco entities and our joint venture; dealing with the external regulatory influences on our primary markets; and dealing with the effect of the consolidation of companies within the instrumentation industry.

We accomplished many of our focused goals this past fiscal year related to sales growth, improved gross margins, and controlling our operating expenses. We believe there are still improvements to be made in these areas. Late in fiscal year 2000 we changed the distribution of environmental products within Germany. Our focus in fiscal 2001 will be to ensure that we are meeting our customer needs within Germany and improve our internal operations between the STIP and Isco-Lincoln facilities to benefit our customers and shareholders.

Our environmental market still accounts for a significant amount of our sales. This market is regulation driven and is strongly influenced by both the perceived attitude and actions of various governmental agencies in the promulgation and enforcement of environmental regulations. The effects of the regulatory climate on the market are outside our ability to control and, for any given period, may be either a positive or negative factor on our performance.

As in many industries, consolidation of companies within our market is ongoing. As a result, we are dealing with the effects of larger, well-financed competitors who also have the organizational resources to compete aggressively in the global market place.

MARKET RISK

Interest rate risk and currency exchange risks are the primary market risks to which we are exposed. We do not use derivative financial or commodity instruments. Our other financial instruments include cash and cash equivalents, accounts and notes receivable, accounts and notes payable, and long-term debt. Our cash and cash equivalents, accounts and notes receivable, and accounts and notes payable balances are generally short-term in nature and do not expose our company to material market risk. At July 28, 2000, we had approximately $4.2 million of fixed rate debt. In addition, we had $7.0 million of variable rate credit facilities, of which approximately $1.8 million was outstanding under these credit facilities. We do not believe that changes in interest rates on the debt and credit facilities would have a material effect on our results of operations, given our current obligations under these debt and credit facilities.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Isco, Inc.

We have audited the accompanying consolidated balance sheets of Isco, Inc. and subsidiaries as of July 28, 2000 and July 30, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended July 28, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Isco, Inc. and subsidiaries as of July 28, 2000 and July 30, 1999, and the results of their operations and their cash flows for each of the three years in the period ended July 28, 2000 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP


Lincoln, Nebraska
October 16, 2000

                           ISCO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)


                                                                    Year Ended
                                                      ---------------------------------------
                                                      July 28         July 30         July 31
                                                        2000            1999            1998
                                                     --------        --------        --------
Net sales                                            $ 55,183        $ 51,911        $ 47,912
Cost of sales                                          25,776          24,716          21,567
                                                     --------        --------        --------
                                                       29,407          27,195          26,345
                                                     --------        --------        --------

Expenses:
     Selling, general, and administrative              20,960          22,432          22,540
     Research and engineering                           5,532           6,030           6,315
     Loss on impairments and sale of Geomation          2,056            --              --
     Write-off of ERP Operating System                  2,448            --              --
                                                     --------        --------        --------
                                                       30,996          28,462          28,855
                                                     --------        --------        --------

Operating loss                                         (1,589)         (1,267)         (2,510)
                                                     --------        --------        --------

Non-operating income:
     Investment income                                    490             327             524
     Interest expense                                    (400)           (310)            (85)
     Other                                                424             312             421
                                                     --------        --------        --------
                                                          514             329             860
                                                     --------        --------        --------


Loss before income taxes                               (1,075)           (938)         (1,650)

Income tax benefit (Note H)                              (123)           (303)           (453)
                                                     --------        --------        --------

Net loss                                             $   (952)       $   (635)       $ (1,197)
                                                     ========        ========        ========

Basic loss per share                                 $   (.17)       $   (.11)       $   (.21)
                                                     ========        ========        ========

Diluted loss per share                               $   (.17)       $   (.11)       $   (.21)
                                                     ========        ========        ========

Weighted average number of shares outstanding           5,644           5,645           5,607
                                                     ========        ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

                           ISCO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                         (Columnar amounts in thousands)


                                                                                   July 28       July 30
                                                                                    2000           1999
                                                                                   -------       -------
ASSETS

Current assets:
    Cash and cash equivalents                                                     $  1,589       $  3,423
    Short-term investments (Note C)                                                  1,981           --
    Accounts receivable, trade (Note B)                                              9,934          9,501
    Inventories (Note D)                                                             9,059          9,016
    Refundable income taxes                                                            498            383
    Deferred income taxes (Note H)                                                   1,569          1,134
    Other current assets                                                               538            449
                                                                                  --------       --------
       Total current assets                                                         25,168         23,906

Property, plant, and equipment, net (Note E)                                        16,389         20,019
Property held for sale                                                                --            2,257
Long-term investments (Note C)                                                       3,728           --
Deferred income taxes (Note H)                                                         317            318
Other assets (Note F)                                                                4,840          6,825
                                                                                  --------       --------
       Total assets                                                               $ 50,442       $ 53,325
                                                                                  ========       ========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                              $    782       $  1,832
    Accrued expenses (Note G)                                                        3,167          3,311
    Short-term borrowing (Note I)                                                    1,815          1,560
    Current portion of long-term debt (Note J)                                         993          1,180
                                                                                  --------       --------

       Total current liabilities                                                     6,757          7,883

Long-term debt (Note J)                                                              3,164          3,996

Commitments and contingencies (Note R)

Shareholders' equity (Notes K and P):
    Preferred stock, $.10 par value, authorized 5,000,000
       shares; issued none
    Common stock, $.10 par value, authorized 15,000,000
       shares; issued and outstanding 5,643,992 and 5,643,992 shares                   564            564
    Additional paid-in capital                                                      37,697         37,740
    Retained earnings                                                                2,200          3,152
    Accumulated other comprehensive income (loss)                                       60            (10)
                                                                                  --------       --------
Total shareholders'equity                                                           40,521         41,446
                                                                                  --------       --------
       Total liabilities and shareholders' equity                                 $ 50,442       $ 53,325
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


                                           ISCO, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Amounts in thousands, except per share data)

                                                                                   Accumulated
                                                        Additional                    other                       Total
                                            Common       paid-in      Retained    comprehensive   Treasury    shareholders'
                                             stock       capital      earnings    income (loss)     stock         equity
                                          --------      ----------    --------    -------------   --------    -------------
Balance, July 25, 1997                    $    598      $ 36,846      $  6,683      $     14      $ (1,661)     $ 42,480

    Net loss                                                            (1,197)                                   (1,197)
    Unrealized investment loss                                                           (10)                        (10)
    Translation adjustments                                                               (3)                         (3)
                                                                                                                --------
Total comprehensive loss                                                                                          (1,210)

Cash dividends ($.20 per share)                                         (1,134)                                   (1,134)
Issuance of common stock                        32         2,612                                                   2,644
Issuance of director options                                  26                                                      26
Retirement of treasury stock                   (63)       (1,598)                                    1,661           -
                                          --------      --------      --------      --------      --------      --------

Balance, July 31, 1998                    $    567      $ 37,886      $  4,352      $      1      $   --        $ 42,806

    Net loss                                                              (635)                                     (635)
    Unrealized investment loss                                                            (4)                         (4)
    Translation adjustments                                                               (7)                         (7)
                                                                                                                --------
Total comprehensive loss                                                                                            (646)

Cash dividends ($.10 per share)                                           (565)                                     (565)
Acquisition of common stock                     (3)         (163)                                                   (166)
Issuance of director options                                  17                                                      17
                                          --------      --------      --------      --------      --------      --------

Balance, July 30, 1999                    $    564      $ 37,740      $  3,152      $    (10)     $   --        $ 41,446

    Net loss                                                              (952)                                     (952)
    Unrealized investment loss                                                            (2)                         (2)
    Translation adjustments                                                               72                          72
                                                                                                                --------
Total comprehensive loss                                                                                            (882)

Reversal of director options (Note K)                        (43)                                                    (43)
                                          --------      --------      --------      --------      --------      --------

Balance, July 28, 2000                    $    564      $ 37,697      $  2,200      $     60      $   --        $ 40,521
                                          ========      ========      ========      ========      ========      ========


The accompanying notes are an integral part of the consolidated financial statements.

                                                ISCO, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Columnar amounts in thousands)



                                                                                                       Year Ended

                                                                                           July 28       July 30       July 31
                                                                                             2000          1999          1998
                                                                                          ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                             $   (952)     $   (635)     $ (1,197)
     Adjustments to reconcile net loss to net cash flows
       from operating activities:
         Depreciation and amortization                                                       2,569         2,415         2,784
         Deferred income taxes                                                                (433)           62          (839)
         (Gain) loss on sale of investments                                                   --              (4)           61
         Gain on sale of property, plant, and equipment                                        (54)         (222)         (270)
         Provision for doubtful accounts                                                       (71)          (11)          279
         Loss on impairments and sale of Geomation (Note S)                                  2,056          --           1,646
         Write-off of ERP Operating System (Note E)                                          2,448          --            --
         Undistributed losses of AFTCO                                                         160           254            93
         Change in operating assets and liabilities:
              Accounts receivable, trade-(increase) decrease                                  (504)       (1,367)        1,550
              Inventories-(increase) decrease                                                 (399)          670          (837)
              Refundable income taxes-(increase) decrease                                     (116)         (103)         (210)
              Other current assets-(increase) decrease                                        (119)          254           144
              Accounts payable-increase (decrease)                                            (994)          (80)          237
              Accrued expenses-increase (decrease)                                             (12)          390           213
              Income taxes payable-increase (decrease)                                        --             (18)          (39)
         Other                                                                                (281)         (175)         (377)
                                                                                          --------      --------      --------
     Total adjustments                                                                       4,250         2,065         4,435
                                                                                          --------      --------      --------
         Net cash flows from operating activities                                            3,298         1,430         3,238
                                                                                          --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale and maturity of available-for-sale securities                         --           1,963        12,615
     Proceeds from sale and maturity of held-to-maturity securities                           --             250           500
     Proceeds from sale of property, plant, and equipment                                    2,431           872           356
     Purchase of held-to-maturity securities                                                (5,461)         --            --
     Purchase of available-for-sale securities                                                (250)         --             (34)
     Purchase of property, plant, and equipment                                             (1,405)       (9,016)       (8,928)
     Issuance of note receivable                                                              --            --            (759)
     Purchase of subsidiaries and other acquisitions, net of cash acquired                    --            --          (4,159)
     Other                                                                                    --               7          --
                                                                                          --------      --------      --------
         Net cash flows from investing activities                                           (4,685)       (5,924)         (409)
                                                                                          --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash dividends paid                                                                      --            (565)       (1,134)
     Net change in short-term borrowings                                                       485           319           332
     Proceeds from long-term debt                                                             --           5,000          --
     Repayment of debt                                                                        (932)         (508)         --
     Purchase of common stock                                                                 --            (166)         --
                                                                                          --------      --------      --------
         Net cash flows from financing activities                                             (447)        4,080          (802)
                                                                                          --------      --------      --------

CASH AND CASH EQUIVALENTS:
     Net increase (decrease)                                                                (1,834)         (414)        2,027
     Balance at beginning of year                                                            3,423         3,837         1,810
                                                                                          --------      --------      --------
     Balance at end of year                                                               $  1,589      $  3,423      $  3,837
                                                                                          ========      ========      ========


See Note M for supplemental cash flow information.
The accompanying notes are an integral part of the consolidated financial statements.

                           ISCO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           Years ended July 28, 2000, July 30, 1999, and July 31, 1998
        (Columnar amounts in thousands, except share and per share data)

NOTE A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

DESCRIPTION OF BUSINESS. Isco, Inc. and its subsidiaries (the Company) design, manufacture, and market products worldwide that are used by industry and government to monitor compliance with water quality regulations and are used in a variety of research and testing laboratories and by industry to monitor product quality.

BASIS OF PRESENTATION. The consolidated financial statements include the accounts of Isco, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. Investments in which the Company exercises significant influence over operating and financial policies are accounted for using the equity method.

For fiscal reporting purposes, the Company operates under a 52/53-week year, ending on the last Friday of July. Fiscal 2000 and 1999 contained 52 weeks and 1998 contained 53 weeks.

USE OF ESTIMATES. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

LONG-LIVED ASSETS. The Company reviews long-lived assets and certain intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, the expected future cash flows (undiscounted and without interest charges) resulting from the use of the asset are estimated and an impairment loss is recognized if the sum of such cash flows is less than the carrying amount of the asset. Should such an assessment indicate that the value of a long-lived asset or goodwill is impaired, an impairment loss is recognized for the difference between the carrying value of the asset and its estimated fair value. Impairments recognized by the Company during fiscal years 2000 and 1998 are discussed in Notes F and S.

PROPERTY, PLANT, AND EQUIPMENT. Property, plant, and equipment are stated at historical costs. Depreciation is provided using the straight-line and declining balance methods over estimated useful asset lives of 10 to 40 years for buildings and improvements and 3 to 20 years for machinery and equipment.

Property held for sale is stated at the lower of cost or net realizable value and at July 30, 1999 included a building no longer used in the Company's operations. This building was removed from service late in fiscal 1999 and sold in fiscal 2000 at a pre-tax loss of approximately $50,000. Geomation operating assets held for sale as of July 28, 2000 are reflected in other current assets.

OTHER ASSETS. Intangible assets are amortized on a straight-line basis over estimated useful lives of 3 to 15 years. Intangibles include intellectual property, engineering drawings, patents, licenses, customer or market lists, and trade names.

REVENUE RECOGNITION. Sales of products, software and services are recorded based on receipt of an unconditional order and delivery of products and software or performance of services. The Company's sales terms generally do not provide for the right of return unless the product is damaged or defective.

FOREIGN CURRENCY TRANSLATION. The U.S. dollar is the functional currency of the Company's wholly owned Swiss subsidiary. The Deutsche mark (DM) is the functional currency of the Company's wholly owned German subsidiary. Exchange gains and losses resulting from transactions denominated in currencies other than the U.S. dollar are included in the results of operations for the year. Assets and liabilities are translated to U.S. dollars at current exchange rates as of each balance sheet date. Income and expense items are translated using average exchange rates during the year. Cumulative currency translation adjustments are presented as a component of accumulated other comprehensive income (loss). Transaction gains and losses and unrealized gains and losses on intercompany receivables have not been material to date.

EMPLOYEE BENEFITS PLAN. Employee and Company contributions fund certain employee benefits, including the weekly disability and medical protection plan and group insurance premiums. Prior to January 1, 1998, claims were paid by the Beneficial Employee Trust of Isco, a voluntary employees beneficiary association, which was funded by employee and Company contributions.

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

EARNINGS (LOSS) PER SHARE. Basic earnings (loss) per share are based on the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding during the period and the dilutive effect of stock options and common stock equivalents outstanding using the treasury stock method.

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

ACCOUNTING PRONOUNCEMENTS. In December 1999, SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" was issued. This Staff Accounting Bulletin will become effective in the Company's fiscal year 2001. The Company does not believe the impact of this Staff Accounting Bulletin will be material to the consolidated financial statements. In June 1998, Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. This statement will become effective in the Company's fiscal year 2001. The Company does not believe the impact of this statement will be material to the consolidated financial statements.

NOTE B. ALLOWANCE FOR DOUBTFUL ACCOUNTS.

-------------------------------------------------------------------------------------------------------------------
                                                                        2000           1999           1998
-------------------------------------------------------------------------------------------------------------------
Allowance at beginning of period                                        $198           $286           $ 82
Provision for doubtful accounts                                          (71)           (11)           279
Accounts recovered (written-off)                                          30            (77)           (75)
                                                                        ----           ----           ----
Allowance at end of period                                              $157           $198           $286
                                                                        ====           ====           ====
-------------------------------------------------------------------------------------------------------------------

NOTE C. INVESTMENTS.

Proceeds from sales of available-for-sale securities during fiscal years 2000, 1999, and 1998 were $0, $1,963,000, and $2,648,000 respectively. Gross gains of $0, $4,000, and $31,000, and gross losses of $0, $0, and $92,000 were recognized in fiscal 2000, 1999, and 1998, respectively. As of July 30, 1999, the Company held no investment securities.

As of July 28, 2000:

-------------------------------------------------------------------------------------------------------------------
                                                                  Gross          Gross        Estimated
                                                Amortized      unrealized     unrealized        fair      Carrying
                                                  cost            gains         losses          value      value
                                                ---------      ----------     ----------      ---------   ---------
Short-term investments:
    Held-to-maturity securities:
       Corporate bonds                            $1,981          $  --          $    1        $1,980       $1,981
                                                ---------      ----------     ----------      ---------   ---------
Total short-term investments                       1,981             --               1         1,980        1,981
                                                ---------      ----------     ----------      ---------   ---------

Long-term investments:
    Held-to-maturity securities:
       Mortgage backed securities                  2,491             --               5         2,486        2,491
       Corporate bonds                               990             --               2           988          990
                                                ---------      ----------     ----------      ---------   ---------
    Total held-to-maturity securities              3,481             --               7         3,474        3,481
                                                ---------      ----------     ----------      ---------   ---------

    Available-for-sale securities:
       Mutual funds                                  250             --            --             247          247
                                                ---------      ----------     ----------      ---------   ---------

Total long-term investments                        3,731             --               7         3,721        3,728
                                                ---------      ----------     ----------      ---------   ---------
                                                  $5,712           $ --          $    8        $5,701       $5,709
                                                =========      ==========     ==========      =========   =========

-------------------------------------------------------------------------------------------------------------------

NOTE D. INVENTORIES.


                      ---------------------------------------------------------------------------
                                                                      2000                1999
                      ---------------------------------------------------------------------------
                      Raw materials                                  $4,341             $3,893
                      Work-in-process                                 3,476              3,422
                      Finished goods                                  1,242              1,701
                                                                     ------             ------
                                                                     $9,059             $9,016
                                                                     ======             ======

                      ---------------------------------------------------------------------------

Had inventories been valued on the first-in, first-out (FIFO) basis, they would have been approximately $1,764,000 and $1,214,000 higher than reported on the LIFO basis at July 28, 2000 and July 30, 1999, respectively. Approximately 72 and 74 percent of inventory has been valued by the LIFO method at July 28, 2000 and July 30, 1999, respectively.

NOTE E. PROPERTY, PLANT, AND EQUIPMENT.


                      --------------------------------------------------------------------------
                                                                     2000               1999
                      --------------------------------------------------------------------------
                      Land                                         $    413          $     413
                      Buildings and improvements                     11,682             10,956
                      Machinery and equipment                        16,449             19,265
                      Software                                        1,561              1,607
                      Construction-in-progress                          167              3,459
                                                                   --------          ----------
                                                                     30,272             35,700
                      Less accumulated depreciation                  13,883             15,681
                                                                   --------          ----------
                                                                   $ 16,389          $  20,019
                                                                   ========          ==========

---------------------------------------------------------------------------------------------

In April 2000, management of the Company determined that the previously suspended implementation of the ERP operating software system for the Isco-Lincoln facility would not be completed. As a result of this decision, the Company wrote-off software and related computer hardware assets of $2,448,000. The write-off is recorded as a component of operating expenses in the consolidated statements of operations.

NOTE F. OTHER ASSETS.


     --------------------------------------------------------------------------------------------------------------
                                                                                             2000        1999
     --------------------------------------------------------------------------------------------------------------
     Intangibles, net of accumulated amortization of $391,000 and $728,000                 $1,295       $3,051
     Investment in AFTCO, net of accumulated amortization of $175,000 and $100,000            823        1,058
     Cash value of life insurance                                                           1,437        1,358
     Notes receivable due March 2008 at 8.0% - related party                                1,000        1,000
     Other                                                                                    285          358
                                                                                           ------       ------
                                                                                           $4,840       $6,825
                                                                                           ======       ======

     --------------------------------------------------------------------------------------------------------------

Summarized financial information for AFTCO, since formation on March 31, 1998, is as follows:


     ----------------------------------------------------------------------------------------------------------
                                                                                      2000       1999     1998
     ----------------------------------------------------------------------------------------------------------
     Net sales                                                                       $1,689     $1,357   $  495
     Net loss                                                                           359        546      187
     Current assets                                                                     906        870    1,140
     Property and equipment, net                                                        160        198      236
     Current liabilities                                                                657        301       64
     Partners' capital                                                                  408        767    1,313

     ----------------------------------------------------------------------------------------------------------

The acquired Suprex product line failed to achieve the original projections of operating performance. Furthermore, based on a reassessment of future expectations of non-discounted cash flows and operating performance related to the Suprex product line, management of the Company determined that certain assets recorded in connection with the acquisition were impaired. Accordingly, in fiscal 1998 an impairment charge was recorded for $1.6 million. This consisted of write-offs of intangibles of $1.0 million and inventory reserves of $0.6 million.

NOTE G. ACCRUED EXPENSES.


                      ------------------------------------------------------------------------
                                                                          2000           1999
                      ------------------------------------------------------------------------
                      Salaries, wages, and commissions                   $1,480         $1,648
                      Vacation/personal time                                710            754
                      Profit sharing contribution                           345             --
                      Property, payroll, and sales tax                      272            532
                      Other                                                 360            377
                                                                         ------         ------
                                                                         $3,167         $3,311
                                                                         ======         ======

                      ------------------------------------------------------------------------

NOTE H. INCOME TAXES.

Income tax expense (benefit) consists of:


              ----------------------------------------------------------------------------------------
                                                                      2000         1999        1998
              ----------------------------------------------------------------------------------------
              Federal:
                 Current                                             $ 228        $(309)     $ 273
                 Deferred                                             (363)         (32)      (771)
              State:
                 Current                                                 9          (28)       104
                 Deferred                                              (24)          32        (68)
              International:
                 Current                                                73          (28)         9
                 Deferred                                             (108)        (158)       (46)
              Change in valuation allowance                             62          220         46
                                                                     -----        ------     ------
                                                                     $(123)       $(303)     $(453)
                                                                     =====        ======     =====

              -------------------------------------------------------------------------------------

The provision for income taxes is reconciled with the amount of income taxes computed at the federal statutory rate as follows:


              --------------------------------------------------------------------------------------------
                                                                        2000         1999          1998
              --------------------------------------------------------------------------------------------
              Computed "expected" federal tax expense (benefit)        $(366)       $(319)         $(560)
              Alternative minimum tax (AMT)                              --            --             86
              State income taxes, net of federal tax benefit             (43)         (37)             7
              International income taxes                                 (40)         (28)             9
              Exempt foreign sales corporation income                   (161)          --            (96)
              Tax-exempt income                                          --           (29)          (163)
              Permanent differences on intangibles                       639           97            179
              Prior years' federal & state income tax adjustments       (146)        (193)           (95)
              Other                                                      (68)         (14)           134
              Change in valuation allowance                               62          220             46
                                                                      ------        -----          -----
                                                                       $(123)       $(303)         $(453)
                                                                      ======        =====          =====

              --------------------------------------------------------------------------------------------

The July 28, 2000 and July 30, 1999 components of deferred income tax assets and liabilities resulting from temporary differences between financial and tax reporting are as follows:


              ------------------------------------------------------------------------------------------
                                                                                   2000         1999
              ------------------------------------------------------------------------------------------
              Deferred tax assets:
                 Uniform capitalization of inventory costs                       $   478      $  518
                 Inventory valuation reserve                                          --         215
                 Vacation/personal time                                              167         178
                 Write-down of property                                               --         189
                 Reserve for doubtful accounts                                        41          68
                 Suprex intangibles                                                  530         578
                 Net operating, capital and AMT credit loss carry forwards         1,773         832
                 Research and development credit carry forwards                      365         225
                 Other                                                               154         245
                                                                                 -------      ------
                 Gross deferred tax assets                                         3,508       3,048
                 Valuation allowance                                                (332)       (270)
                                                                                 -------      ------

              Deferred tax liabilities:
                 Depreciation                                                     (1,287)     (1,166)
                 Prepaid expenses                                                     --        (160)
                 Other                                                                (3)       --
                                                                                 -------      ------
                 Gross deferred tax liabilities                                   (1,290)     (1,326)
                                                                                 -------      ------
              Net deferred tax assets                                            $ 1,886      $1,452
                                                                                 =======      ======

              ------------------------------------------------------------------------------------------

At July 28, 2000, the Company had United States net operating loss carry forwards of approximately $2,000,000 which expire in fiscal years 2003 through 2020 and an additional German net operating loss carry forward of $1,500,000 which is not subject to expiration. At July 28, 2000, the Company had a net capital loss carry forward of approximately $65,000, which expires in fiscal years 2001 through 2003. Realization of deferred tax assets associated with the net operating loss and credit carry forwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization is not assured for deferred tax assets, management believes it is more likely than not that most deferred tax assets will be realized through future taxable earnings or alternative tax strategies. For certain of the net operating loss and tax credit carry forwards related to subsidiary operations, management believes a greater degree of risk in realization exists and portions may expire unused. Accordingly, management has established a valuation allowance against them.

NOTE I. SHORT-TERM BORROWING.

At July 28, 2000, the Company had available $7,000,000 in lines of credit expiring January 31, 2001. The $7,000,000 line is secured by inventory, accounts receivable, equipment, and intangibles. The line of credit also supports the revolving credit agreements of the Company's German subsidiary. As such, availability under the line of credit is reduced by the credit available under those revolving credit agreements, currently DM4,000,000 (US$1,907,000).

The Company's German subsidiary maintains a revolving credit agreement that provides for borrowing up to DM4,000,000 (US$1,907,000) guaranteed by the Company. This agreement provides for interest rates ranging from 4.7 percent to 8.5 percent and is renewable on a quarterly basis. The amount outstanding at July 28, 2000 and July 30, 1999 was $1,815,000 and $1,560,000 respectively.

The net amount available for borrowing to the Company, under the lines of credit and revolving credit agreements, at July 28, 2000 was $5,185,000.

NOTE J. LONG-TERM DEBT.

Long-term debt at July 28, 2000 and July 30, 1999 consists of the following:


                  --------------------------------------------------------------------------------------
                                                                                    2000          1999
                  --------------------------------------------------------------------------------------
                  Isco, Inc.
                      Note due December 2003, 6.50%                               $3,585        $4,492
                  STIP
                      Note due March 2009, 7.50%                                     215           273
                      Note due June 2003, 7.50%                                      357           411
                                                                                  ------        ------
                                                                                   4,157         5,176
                  Less current portion of long-term debt                             993         1,180
                                                                                  ------        ------
                                                                                  $3,164        $3,996
                                                                                  ======        ======
                  --------------------------------------------------------------------------------------

In December of 1998, Isco, Inc. borrowed $5,000,000 from its primary commercial bank. This term loan is repayable in equal installments over 60 months. The note is secured by inventory, accounts receivable, equipment, and intangibles. The Company is in compliance with all terms of the loan agreement.

The STIP note due March 2009 is repayable in annual installments of DM 50,000 (US $24,000) with interest payable on a quarterly basis. The STIP note due June 2003 requires quarterly interest payments with principal due at June 2003.

At July 28, 2000, future principal payments due on debt in each of the next five fiscal years are as follows: 2001 $993,000; 2002, $1,059,000; 2003,
$1,130,000; 2004, $499,000; 2005, $24,000; thereafter, $452,000.

NOTE K. STOCK OPTION PLANS.

Isco had three stock option plans in effect at July 28, 2000: the 1985 Incentive Stock Option Plan (1985 Plan), the 1996 Stock Option Plan (1996
Plan), and the 1996 Outside Directors' Stock Option Plan (1996 Directors'
Plan). Under each of these plans, options may be granted only during the 10 years following the inception of the plan.

In July 1985, the Company adopted the 1985 Plan, which authorized the future issuance of up to 174,570 shares to officers and key employees. During fiscal 1997, the Company adopted the 1996 Plan, which authorized the future issuance of up to 250,000 shares to officers, key employees, and designated individuals. This plan was amended in fiscal year 2000 to increase the number of shares available for options to 500,000. Under both plans, qualified options are to be granted at not less than 100 percent of the fair market value of the common stock when granted. The options are exercisable over a period not greater than 10 years from the date of grant. A portion of the options are immediately exercisable at date of grant and the remainder are contingent upon achieving specified annual revenue and operating income targets. The 1996 Plan also authorized the issuance of non-qualified options that may be granted at not less than 80 percent of the fair market value of the common stock when granted.

During fiscal 1997, the Company adopted the 1996 Directors' Plan, which authorized the future issuance of up to 100,000 shares to non-employee directors of the Company. The options are exercisable, at the date of grant, over a period not greater than ten years. Prior to fiscal year 2000, at the time the options were granted, the fair value of the options were recorded as compensation expense and this value was added to additional paid-in capital. During fiscal year 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation". This interpretation requires that for purposes of accounting for certain stock options granted to outside directors that they be treated as employees. As such, this interpretation changes the accounting treatment from immediate recognition of expense to recognition of expense at the time of exercise. Adoption of this interpretation during fiscal 2000 required reversing previously recognized compensation expense and debiting additional paid-in capital in the amount of $43,000.

Stock option activity under the Plans is as follows:



-------------------------------------------------------------------------------------------------------------------
                                                             Incentive Stock Options
-------------------------------------------------------------------------------------------------------------------
                                       1985 Plan                          1996 Plan          1996 Directors' Plan
                               --------------------------            ------------------   -------------------------
                                         Weighted Average              Weighted Average            Weighted Average
                                Shares    Option Price     Shares      Option Price       Shares     Option Price
                               --------- ---------------- -------    ------------------  -------  -----------------
Outstanding, July 25, 1997      134,445   $   12.04        10,000      $   8.13           4,000      $   9.63
Granted                             -           -         194,724          9.12           4,667          9.07
Canceled                         (3,335)      13.04           -             -            (2,000)         9.63
                                -------                   -------                        ------
Outstanding, July 31, 1998      131,110   $   12.03       204,724      $   9.07           6,667      $   9.23
Granted                             -           -             -             -             4,000          5.50
                                -------                   -------                        ------
Outstanding, July 30, 1999      131,110   $   12.03       204,724      $   9.07          10,667      $   7.83
                                -------                   -------                        ------
Granted                             -                      75,448          4.99           5,417          5.28
Canceled                        (18,170)      13.04       (21,224)         9.19             -             -
                                -------                   -------                        ------
Outstanding July 28, 2000       112,940   $   11.85       258,948      $   7.87          16,084      $   6.97
                                =======                   =======                        ======
-------------------------------------------------------------------------------------------------------------------


At July 28, 2000, 186,878 shares were exercisable at a weighted average option price of $8.98.

No compensation cost has been recorded relative to the employee option plans. The pro forma effect on fiscal 2000, 1999 and 1998 net earnings (loss) and earnings (loss) per share of accounting for stock-based compensation using the fair value method required by statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" is approximately $267,000 and $.05, $17,000 and $.00 and $98,000 and $.02, respectively. The fair value for options granted under the 1996 Directors' Plan and 1996 Plan was estimated at the date of grant using the Black Scholes pricing model with the following assumptions for 2000, 1999 and 1998, respectively: dividend yield of 0.0, 0.0 and 2.2 percent; expected volatility of 106, 67 and 25 percent; risk free interest rate of 6.22, 4.65 and 7.0 percent; and expected lives of seven years.

NOTE L. RETIREMENT PLAN.

The Company has a defined contribution retirement plan covering Isco, Inc. employees who satisfy age and service requirements. The Company makes annual contributions to the plan of approximately 7% of defined pre-tax earnings. Company contributions to the plan are limited to 15% of aggregate compensation of the participants. The Company's contributions approximated $345,000, $0 and $0 for the fiscal years 2000, 1999 and 1998 respectively.

The Company also has 401(k) salary reduction plans for its Isco, Inc. and Geomation employees. Under the terms of the plans, an employee may reduce his or her salary by up to 12%. The Company matches the reduction, up to 10%, with a 20% matching contribution. The combined amount is then contributed to the plans on behalf of the employee. During fiscal years 2000, 1999 and 1998, the Company made matching contributions to the 401(k) salary reduction plans of approximately $175,000, $175,000 and $152,000 respectively.

NOTE M. SUPPLEMENTAL CASH FLOW INFORMATION.

During fiscal years 2000, 1999 and 1998, the Company made income tax payments (received refunds) of approximately $425,000, ($252,000) and $635,000 respectively.

During fiscal years 2000, 1999 and 1998, the Company made interest payments of $410,000, $310,000 and 46,000 respectively.

NOTE N. GEOGRAPHIC AND PRODUCT GROUP SALES.



                  ----------------------------------------------------------------------------------
                                                        2000              1999             1998
                  ----------------------------------------------------------------------------------
                  United States                      $40,792           $37,371          $34,523
                  Europe                               8,514             8,477            5,323
                  Asia                                 2,860             3,146            5,131
                  Other                                3,017             2,917            2,935
                                                     -------           -------          -------
                                                     $55,183           $51,911          $47,912
                                                     =======           =======          =======


                  ----------------------------------------------------------------------------------
                                                        2000              1999             1998
                  ----------------------------------------------------------------------------------
                  Samplers                           $18,713           $18,068          $17,759
                  Flow Meters                         12,022            11,853            9,721
                  Chromatography                      10,116             7,019            6,249
                  Other *                             14,332            14,971           14,183
                                                     -------           -------          -------
                                                     $55,183           $51,911          $47,912
                                                     =======           =======          =======

                  ----------------------------------------------------------------------------------
                  * Other includes non-core products and service revenues


NOTE O. ACQUISITIONS.

On December 29, 1997, the Company acquired all the outstanding shares of STIP ISCO (STIP), of GroB-Umstadt, Germany. STIP produces a broad line of process monitoring instrumentation designed specifically for wastewater treatment applications. The acquisition required cash of approximately $232,000. In a separate and simultaneous transaction, the Company also acquired 100 percent of the technology covering the products produced by STIP. This technology was acquired from a partnership owned by Messrs. Siepmann and Teutscher for cash of approximately $1,686,000. The transaction also included an earn-out provision, which depending upon the performance of STIP through December 1999, required the payment of additional cash of up to approximately $1,700,000. The earn-out thresholds were not achieved.

On September 17, 1997, the Company acquired all the outstanding shares of Geomation, Inc., of Golden, Colorado. The Company previously had owned 18 percent of the outstanding shares. The acquisition required approximately $929,000 in cash and the issuance of 318,853 shares of the Company's common stock. The transaction also included an earn-out provision, which depending upon the performance of Geomation through July 1998, required the payment of up to approximately $250,000 of additional cash and the issuance of additional shares of the Company's common stock with a market value of up to approximately $750,000. The earn-out thresholds were not achieved. On October 16, 2000 the net operating assets of this entity were sold. For details of this sale see Note S of the financial statements.

The above transactions were accounted for as purchases.

On March 31, 1998, the Company and AMJ Equipment Corporation, Lakeland, Florida, completed the formation of Advanced Flow Technologies Partnership, Ltd. (AFTCO) a limited partnership located in Lakeland, Florida. Each partner owns 50 percent of AFTCO. The Company's cash investment of approximately $1.5 million is accounted for under the equity method. The cost in excess of net assets acquired of approximately $750,000 is being amortized on a straight-line basis over 10 years. AFTCO designs, manufactures, and markets electromagnetic flow meters.

NOTE P. EARNINGS PER SHARE.
The following table provides a reconciliation between basic and diluted earnings (loss) per share:



-------------------------------------------------------------------------------------------------------------------
                                    Computation of earnings (loss) per share
-------------------------------------------------------------------------------------------------------------------
                                                                           2000             1999           1998
                                                                         -------           -------        -------
Numerator:
    Earnings (loss) for both basic and diluted earnings per share        $  (952)          $  (635)       $(1,197)
                                                                         =======           =======        =======
Denominator:
    Denominator for basic earnings per share
    Weighted average outstanding shares                                    5,644             5,645          5,607
    Effect of dilutive securities:
       Common stock equivalents and dilutive stock options                    -                 -              -
                                                                         -------           -------        -------

Denominator for diluted earnings per share                                 5,644             5,645          5,607
                                                                         =======           =======        =======

Earnings (loss) per share:
    Basic                                                                $  (.17)          $  (.11)       $  (.21)
                                                                         =======           =======        =======
    Diluted                                                              $  (.17)          $  (.11)       $  (.21)
                                                                         =======           =======        =======

-------------------------------------------------------------------------------------------------------------------


Options and other common stock equivalents to purchase 364,529 shares, 367,128 shares and 357,944 shares of common stock were outstanding during the periods ended July 28, 2000, July 30, 1999 and July 31, 1998 respectively, but were not included in the computation of diluted EPS because of the net loss incurred or the options' exercise price was greater than the average market price of the common stock and, therefore, their effect would be anti-dilutive.

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

During fiscal year 2000, AFTCO received a $1,000,000 line of credit commitment from the Company's primary commercial bank. The Company is the guarantor of this line.

Isco has commitments under long-term operating leases for building space and equipment, many of which contain renewal options. Future minimum rentals on operating leases with non-cancelable lease terms at July 28, 2000 aggregate $1,489,000 and are payable by fiscal years as follows: 2001, $417,000; 2002, $413,000; 2003, $351,000; 2004, $273,000; 2005, $35,000; and thereafter, $0.
Isco, Inc., via Geomation, Inc., continues to lease the facilities that house the Geomation operations. Geomation, Inc. entered into a sublease agreement with the new entity that purchased the assets of Geomation, Inc. The lease for this facility expires August 31, 2004. The effects of these sub-lease arrangements have not been considered against the future minimum rentals.

NOTE S. SUBSEQUENT EVENTS

On October 16, 2000, the Company sold certain assets and transferred liabilities of Geomation, Inc. to an investment group led by the current management of Geomation for approximately $109,000 in cash. The impact of this transaction resulted in the recognition of a non-cash pre-tax write-off of $1.4 million related to impairment of intangible assets and a pre-tax loss of $700,000 related to the sale of the net operating assets. The assets sold per the agreement included all operating assets net of operating liabilities of Geomation. The Company retained intangibles, the deferred tax assets related to net operating loss carry forwards and research and development tax credits, and recorded expected liabilities for closing the transaction. The intangibles were considered impaired as a result of the continuing losses from operations of the Geomation products and the remaining book value of these assets were reduced to zero. The loss is reflected in Fiscal 2000 operations and the estimated fair value of Geomation net assets held for sale as of July 28, 2000 are reflected in other current assets.

The following unaudited, pro forma, condensed, consolidated financial information assumes the removal of the results of operations of Geomation, Inc. since acquisition in fiscal 1998. This information does not purport to be indicative of what actual results would have looked like had this acquisition never occurred or of results that may occur in the future.


----------------------------------------------------------------------------------------------------------------------

PROFORMA DATA. (unaudited)
(In thousands, except per share data)                     2000                          1999                   1998
                                                        -------                       -------                -------
Proforma net sales                                      $53,748                       $49,847                $45,561
Proforma operating income (loss)                          1,300                          (841)                (2,237)
Proforma net income (loss)                                1,357                          (238)                  (832)
Proforma earnings (loss) per share - basic                 $.24                         $(.04)                 $(.15)

----------------------------------------------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS BY QUARTER. (unaudited)
(Columnar amounts in thousands, except per share data)

------------------------------------------------------------------------------------------------------------------
                                   First Quarter        Second Quarter        Third Quarter        Fourth Quarter
                                -------------------  -------------------    -----------------    -----------------
                                  2000       1999       2000     1999         2000     1999        2000     1999
                                --------  ---------  --------- ---------    -------   -------    -------   -------
Net sales                        $13,183    $13,486    $13,508   $11,756    $13,950   $12,889    $14,542   $13,780
Cost of sales                      6,032      5,953      6,063     5,756      6,487     6,088      7,194     6,919
                                --------  ---------  --------- ---------    -------   -------    -------   -------
                                   7,151      7,533      7,445     6,000      7,463     6,801      7,348     6,861
                                --------  ---------  --------- ---------    -------   -------    -------   -------
Expenses:
    Selling, general and
       administrative              5,134      5,486     5 ,257     5,417      5,345     5,417      5,224     6,112
    Research and engineering       1,403      1,514      1,291     1,539      1,429     1,464      1,409     1,513
    Loss on impairments and
       sale of Geomation             --         --        --         --        --        --        2,056       --
    Write-off ERP Operating
          System                     --         --        --         --       2,448      --          --        --
                                --------  ---------  --------- ---------    -------   -------    -------   -------
                                   6,537      7,000      6,548     6,956      9,222     6,881      8,689     7,625
                                --------  ---------  --------- ---------    -------   -------    -------   -------

Operating income (loss)              614        533        897      (956)    (1,759)      (80)    (1,341)     (764)

Non-operating income (loss):
    Investment income                 65         77         76        82        201        97        148        71
    Interest expense                 (98)       (24)      (105)      (78)       (89)      (64)      (108)     (144)
    Other income (loss)              124         85        124       272         58      (149)       118       104
                                --------  ---------  --------- ---------    -------   -------    -------   -------
                                      91        138         95       276        170      (116)       158        31
                                --------  ---------  --------- ---------    -------   -------    -------   -------

Earnings (loss) before
    income taxes                     705        671        992      (680)    (1,589)     (196)    (1,183)     (733)
Income taxes (tax benefit)           284        105        339      (202)      (579)      (71)      (167)     (135)
                                --------  ---------  --------- ---------    -------   -------    -------   -------
Net earnings (loss)                 $421       $566       $653     $(478)  $ (1,010)  $  (125)   $(1,016)  $  (598)
                                ========  =========  ========= =========   ========   =======    =======   =======

Basic earnings (loss)
    per share                   $    .07  $     .10  $     .12 $    (.08)  $   (.18)  $  (.02)   $  (.18)  $  (.11)
                                ========  =========  ========= =========   ========   =======    =======   =======

Weighted average shares
    outstanding                    5,644      5,657      5,644     5,644      5,644     5,644      5,644     5,644
                                ========  =========  ========= =========   ========   =======    =======   =======

------------------------------------------------------------------------------------------------------------------


Quarterly per share amounts may not add to annual total due to rounding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Incorporated by reference from the Isco, Inc., Proxy Statement for Annual Meeting of Shareholders to be held December 14, 2000, under the captions ELECTION OF DIRECTORS, LIST OF CURRENT EXECUTIVE OFFICERS OF THE COMPANY, and ADDITIONAL INFORMATION - Compliance with Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION.

Incorporated by reference from the Isco, Inc., Proxy Statement for Annual Meeting of Shareholders to be held December 14, 2000, under the caption EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Incorporated by reference from the Isco, Inc., Proxy Statement for Annual Meeting of Shareholders to be held December 14, 2000, under the captions GENERAL and ELECTION OF DIRECTORS.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                                                           page
a.   The following documents are filed as a part of this report:                                          number

     1.  Financial Statements:

               Independent Auditors' Report                                                                 13

               Consolidated Statements of Operations for fiscal years
                    ended July 28, 2000, July 30, 1999, and July 31, 1998                                   14

               Consolidated Balance Sheets at July 28, 2000 and July 30, 1999                               15

               Consolidated Statements of Shareholders' Equity for fiscal years ended July 28, 2000,
                    July 30, 1999, and July 31, 1998                                                        16

               Consolidated Statements of Cash Flows for fiscal years ended July 28, 2000,
                    July 30, 1999, and July 31, 1998                                                        17

               Notes to Consolidated Financial Statements                                                   18

               Financial statements of the Registrant's subsidiaries are omitted because the
                    Registrant is, primarily, an operating company and the subsidiaries are wholly owned.  --







ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
(CONTINUED)


                                                                                                         page
                                                                                                        number
     2.  Schedules:

               Schedules other than those listed above are omitted for the reason that they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.

b. Reports on Form 8-K filed for the three months ended July 28, 2000:

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

         (21)  List of Isco's Subsidiaries:
                    Isco Instruments (Europe) GmbH (organized under the laws of Switzerland)

                    Isco, Ltd. (organized under the laws of Barbados)

                    Geomation, Inc. (incorporated in Nebraska)

                    STIP ISCO GmbH (organized under the laws of Germany)

         (23)  Independent Auditors' Consent                                                                32

         (27)  Financial Data Schedule                                                                      33

         (99)  Plan Year 2000 Financial Statements of the Isco, Inc. Retirement Plu$ Plan                   34


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISCO, INC.




By: /s/ Robert W. Allington                    By: /s/ Vicki L. Benne
   -----------------------------------            ------------------------------
       Robert W. Allington,                          Vicki L. Benne,
       Chief Executive Officer                       Treasurer and Chief
       and Director                                  Financial Officer

Date: October 24, 2000                         Date: October 24, 2000




By: /s/ Douglas M. Grant                       By: /s/ Donald E. Wademan
   -----------------------------------            ------------------------------
       Douglas M. Grant,                               Donald E. Wademan,
       President, Chief Operating                      Controller
       Officer and Director

Date: October 24, 2000                         Date: October 24, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




By: /s/ Dale L. Young                          By: /s/ James L. Linderholm
   -----------------------------------            ------------------------------
       Dale L. Young, Secretary and                  James L. Linderholm,
       Director                                      Director

Date: October 24, 2000                         Date: October 24, 2000




By: /s/ James L. Carrier                       By: /s/ Ronald K. Jester
   -----------------------------------            ------------------------------
       James L. Carrier, Director                    Ronald K. Jester, Director

Date: October 24, 2000                         Date: October 24, 2000




By:  /s/ Philip M. Wittig
   -----------------------------------
       Philip M. Wittig, Director

Date: October 24, 2000