Form 10-Q
period 2000-10-27
ISCO INC
filed 2000-12-07
CIK 773730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended October 27, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from_______ to____


                         Commission file number 0-14429


                                   ISCO, INC.
          --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  NEBRASKA                          47-0461807
          ------------------------       -----------------------------------
          (State of Incorporation)       (I.R.S. Employer Identification No)



   4700 SUPERIOR STREET, LINCOLN, NEBRASKA                    68504-1398
  ----------------------------------------                    -----------
  (Address of principal executive offices)                    (Zip Code)


                                 (402) 464-0231
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 24, 2000


COMMON STOCK, $0.10 PAR VALUE                                  5,645,848
-----------------------------                             --------------------
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


                           ISCO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                  (Amounts in thousands, except per share data)

                                                                                Three months ended
                                                                             ------------------------
                                                                             Oct 27            Oct 29
                                                                              2000              1999
                                                                             ------            ------
Net sales                                                                    $13,481           $13,183
Cost of sales                                                                  6,177             6,032
                                                                             -------           -------
                                                                               7,304             7,151
                                                                             -------           -------
Expenses:
    Selling, general, and administrative                                       5,576             5,134
    Research and engineering                                                   1,330             1,403
                                                                             -------           -------
                                                                               6,906             6,537
                                                                             -------           -------

Operating income                                                                 398               614

Net non-operating income:
    Investment income                                                            157                65
    Interest expense                                                             (94)              (98)
    Other                                                                          6               124
                                                                             -------           -------
                                                                                  69                91
                                                                             -------           -------

Earnings before income taxes                                                     467               705

Income taxes                                                                     196               284
                                                                             -------           -------

Net earnings                                                                 $   271           $   421
                                                                             =======           =======


Basic and diluted earnings per share                                         $   .05           $   .07
                                                                             =======           =======


Weighted average number of shares outstanding                                  5,645             5,644
                                                                             =======           =======

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           ISCO, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                         (Columnar amounts in thousands)

                                                                                                 Oct 27           Jul 28
                                                                                                  2000             2000
                                                                                                 ------           ------
ASSETS
    Current assets:
       Cash and cash equivalents                                                                 $   887          $ 1,589
       Short-term investments                                                                      3,417            1,981
       Accounts receivable, net                                                                    9,325            9,934
       Inventories  (Note 3)                                                                       9,739            9,059
       Refundable income taxes                                                                       471              498
       Deferred income taxes                                                                       1,425            1,569
       Other current assets                                                                          392              538
                                                                                                 -------          -------

          Total current assets                                                                    25,656           25,168

    Property, plant, and equipment, net                                                           15,777           16,389
    Long-term investments                                                                          3,734            3,728
    Deferred income taxes                                                                            290              317
    Other assets (Note 4)                                                                          5,310            4,840
                                                                                                 -------          -------

          Total assets                                                                              $50,767          $50,442
                                                                                                 =======          =======
LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
       Accounts payable                                                                          $ 1,365          $   782
       Accrued expenses                                                                            3,134            3,167
       Short-term borrowing                                                                        1,546            1,815
       Current portion of long-term debt                                                           1,008              993
                                                                                                 -------          -------

          Total current liabilities                                                                7,053            6,757

    Long-term debt                                                                                 2,881            3,164

    Shareholders' equity:
       Preferred stock, $.10 par value, authorized 5,000,000 shares; issued none                      --               --
       Common stock, $.10 par value, authorized 15,000,000 shares; issued and
          outstanding 5,645,848 and 5,643,992 shares                                                 565              564
       Additional paid-in capital                                                                 37,708           37,697
       Retained earnings                                                                           2,471            2,200
       Accumulated other comprehensive income                                                         89               60
                                                                                                 -------          -------

          Total shareholders' equity                                                              40,833           40,521
                                                                                                 -------          -------

          Total liabilities and shareholders' equity                                             $50,767          $50,442
                                                                                                 =======          =======

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           ISCO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                         (Columnar amounts in thousands)


                                                                                                    Three months ended
                                                                                                 ------------------------
                                                                                                 Oct 27            Oct 29
                                                                                                  2000              1999
                                                                                                 ------            ------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                                                 $  271            $   421
    Adjustments to reconcile net earnings to net cash flows from operating activities:
       Depreciation and amortization                                                                566                655
       Change in operating assets and liabilities                                                   603             (1,252)
       Other                                                                                         69                340
                                                                                                 ------             ------
    Total adjustments                                                                             1,238               (257)
                                                                                                 ------             ------
          Net cash flows from operating activities                                                1,509                164
                                                                                                 ------             ------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturity of securities                                                            500                 --
    Proceeds from sale of property, plant, and equipment                                             55                 63
    Purchase of held-to-maturity securities                                                      (1,936)                --
    Purchase of property, plant, and equipment                                                     (440)              (433)
                                                                                                 ------             ------
          Net cash flows from investing activities                                               (1,821)              (370)
                                                                                                 ------             ------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net change in short-term debt
                                                                                                   (170)               130
    Repayment of long-term debt
                                                                                                   (232)              (221)
    Issuance of common stock                                                                         12                 --
                                                                                                 ------             ------
          Net cash flows from financing activities                                                 (390)               (91)
                                                                                                 ------             ------

CASH AND CASH EQUIVALENTS:
    Net decrease                                                                                   (702)              (297)
    Balance at beginning of year                                                                   1,589             3,423
                                                                                                 -------           -------
    Balance at end of period                                                                     $   887           $ 3,126
                                                                                                 =======           =======

The Company made income tax payments (received refunds) of ($3,000) and $0 during the three-month periods ended October 27, 2000 and October 29, 1999, respectively.

The Company made interest payments of $67,000 and $98,000 during the three-month periods ended October 27, 2000 and October 29, 1999, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           ISCO, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             (Columnar amounts in thousands, except per share data)

                                October 27, 2000

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

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in the Annual Report on Form 10K for the year ended July 28, 2000.

NOTE 2: Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

NOTE 3: Inventories are valued at the lower of cost or market, principally on the last-in, first-out (LIFO) basis. The composition of inventories is as follows:


                   -------------------------------------------------------------------------------------

                                                                         Oct 27, 2000       Jul 28, 2000
                                                                         ------------       ------------
                   Raw materials                                            $4,287             $4,341
                   Work-in-process                                           3,485              3,476
                   Finished goods                                            1,967              1,242
                                                                            ------             ------
                                                                            $9,739             $9,059
                                                                            ======             ======
                   -------------------------------------------------------------------------------------

Had inventories been valued on the first-in, first-out (FIFO) basis, they would have been approximately $1,813,000 and $1,764,000 higher than reported on the LIFO basis at October 27, 2000 and July 28, 2000, respectively.

NOTE 4:  Other Assets


                   -------------------------------------------------------------------------------------

                                                                         Oct 27, 2000       Jul 28, 2000
                                                                         ------------       ------------
                   Intangibles, net of accumulated amortization of          $1,259             $1,295
                       $427,000 and $391,000
                   Investment in AFTCO, net of accumulated                      791               823
                       amortization of $194,000 and $175,000
                   Cash value of life insurance                              1,444              1,437
                   Note receivable - related party                           1,000              1,000
                   Other                                                       816                285
                                                                            ------             ------
                                                                            $5,310             $4,840
                                                                            ======             ======
                    ------------------------------------------------------------------------------------

NOTE 5: Comprehensive income, for the three months ended October 27, 2000 and October 29, 1999, was as follows:


                  ----------------------------------------------------------------------------------

                                                                         Oct 27, 2000   Oct 29, 1999
                                                                         ------------   ------------
                   Net income                                                 $271           $421
                   Other comprehensive income, net of income tax:
                        Unrealized holding gains on available-for-sale
                            securities                                           2             --
                        Foreign currency translation adjustments                27              1
                                                                             -----          -----
                   Comprehensive income                                       $300           $422
                                                                             =====          =====

                   ---------------------------------------------------- -------------- -------------

NOTE 6: On October 16, 2000 Isco, Inc. completed the sale of the net assets of Geomation, Inc., a wholly owned subsidiary of Isco, Inc., to an investment group led by the management of Geomation. The loss resulting from this sale was recorded in the fiscal 2000 financial statements. The current fiscal quarter results include sales of approximately $113,000 and a pre-tax loss of $47,000 related to the Geomation operations through August 31, 2000.

NOTE 7: In November 2000, the Company reached an agreement to settle outstanding litigation regarding its abandoned ERP software. The $425,000 pre-tax gain related to this settlement will be recorded in the 2nd quarter of fiscal 2001.


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

SALES ANALYSIS AND REVIEW

2001 to 2000 Comparison

Our sales for the first quarter ended October 27, 2000 of $13,481,000 were two percent above first quarter fiscal 2000 sales of $13,183,000. Sales of our core products (wastewater samplers, flow meters, and liquid chromatography products) were up 14 percent. This increase was due to a significant increase in sampler sales offset by reductions in flow meter and chromatography sales. Sales of our other products (process monitoring, supercritical fluid extraction (SFE), syringe pumps, and Geomation products) were down approximately 25 percent compared with the same period last year. SFE and Geomation products accounted for the majority of the decrease with process monitoring and syringe pump products providing small increases over the prior period. Geomation product sales declined due to the divestiture of Geomation in early fiscal year 2001. Excluding Geomation, sales of our other products declined by 18 percent.

U.S. sales of our core products increased 10 percent and international sales increased by 34 percent. In both geographic markets significant increases in sampler sales drove the improvement, while sales of both chromatography and flow meters declined. U.S. sales of our other products (process monitoring, SFE, syringe pumps, Geomation products) decreased by 60 percent. A decline in SFE sales was the primary reason for the decrease along with reduced Geomation sales due to the sale of the this entity. International sales of other products were up 13 percent. Sales of SFE, syringe pump, and process monitoring products all contributed to the increase.

Net orders of $14,523,000 were received during the first quarter of fiscal 2001, an increase of approximately 16 percent compared with first quarter of fiscal 2000. The order backlog at October 27, 2000 was $5,597,000, up approximately 17 percent from the beginning of the year.

OPERATING INCOME ANALYSIS AND REVIEW

RESULTS OF OPERATIONS

The following table sets forth, for the three-month periods indicated, the percentages which certain components of the Condensed Consolidated Statements of Operations bear to net sales and the percentage of change of such components (based on actual dollars) compared with the same period of the prior year.

--------------------------------------------------------------------------------------------------------------------------

                                                                                             Three months ended
                                                                               --------------------------------------------
                                                                               10/27/00         10/29/99           Change
                                                                               --------         --------           ------

Net sales                                                                        100.0            100.0              2.3
Cost of sales                                                                     45.8             45.8              2.4
                                                                                 -----            -----
                                                                                  54.2             54.2              2.1
                                                                                 -----            -----
Expenses
    Selling, general, & administrative                                            41.3             38.9              8.6
    Research & engineering                                                         9.9             10.6             (5.2)
                                                                                 -----            -----
                                                                                  51.2             49.5              5.6
                                                                                 -----            -----

Operating income                                                                   3.0              4.7            (35.2)

Non-operating income
    Investment income                                                              1.2               .5            141.5
    Interest expense                                                               (.7)             (.7)            (4.6)
    Other                                                                           .0               .9            (95.5)
                                                                                 -----            -----
                                                                                    .5               .7            (23.6)

Earnings before income taxes                                                       3.5              5.4            (33.7)

Income taxes                                                                       1.5              2.2            (31.1)
                                                                                 -----            -----

Net earnings                                                                       2.0              3.2            (35.5)
                                                                                 =====            =====

--------------------------------------------------------------------------------------------------------------------------

Our operating income for the first quarter of fiscal 2001 was $398,000, down approximately 35 percent compared with an operating income of $614,000 for the same period last year. The gross margin percentage for the first quarter held steady at 54.2 percent compared with the same period last year. Higher operating costs at the Lincoln operations resulted in the lower operating income.

Our selling, general, and administrative (SG&A) expenses increased by approximately $442,000 when compared with the same period last year. This increase is attributable to increased personnel costs as a result of filling a number of open sales and marketing positions, increased sales commissions, and increased promotional expenditures. These increases were offset by a reduction of $200,000 in Geomation SG&A expenses resulting from the divestiture of this entity.

Overall, our engineering expenses declined by approximately $73,000 when compared with the same period last year. This reduction is due primarily to timing of project expenditures and from reductions in staff and costs resulting from the Geomation divestiture.

Investment income increased by $92,000 compared to the same period last year. This was a result of larger investment balances available compared to the prior period. Interest expense was slightly lower than the same period last year. Other non-operating income decreased by $118,000 due to the sales of used equipment being included in net sales in fiscal 2001.

Our effective income tax rate for the first quarter of fiscal 2001 was 41.9 percent compared to an effective income tax rate for the same period last year of 40.3 percent. The increase in the effective tax rate is due to changes in the currency exchange rates and a lower German tax rate that reduced the benefit of STIP's net operating loss carry forwards.

FINANCIAL CONDITION AND LIQUIDITY

Operating activities generated $1,509,000 of cash flow during the current quarter compared with $164,000 during the same period in the previous year. The change in net operating assets was the primary reason for the improved cash flow. An increase in accounts payable and a decrease in account receivables provided $1,223,000 that was offset by an increase in inventory of $745,000. This compares with the prior year where net operating assets consumed cash of $1,252,000. We invested $1.8 million of cash in the current quarter for investing activities compared to $0.4 million during the same period in the previous year. The change was primarily due to investments made in marketable securities during the current quarter. We reduced our short-term debt by $170,000 during the current year compared to acquiring $130,000 of short-term debt in the previous year.

At October 27, 2000, we had working capital of $18.6 million and a current ratio of 3.6:1. At quarter-end, our total debt was $3.9 million with $1.0 million payable within the next year. In addition, we had lines of credit with various banks totaling $7.0 million of which $5.4 million was available for future business needs.

MARKET RISK

Interest rate risk and currency exchange risks are the primary market risks to which we are exposed. We do not use derivative financial or commodity instruments. Our other financial instruments include cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term debt. Our cash and cash equivalents, accounts and notes receivable, and accounts and notes payable balances are generally short-term in nature and do not expose our company to material market risk. At October 27, 2000, we had approximately $3.9 million of fixed rate long-term debt. In addition, we had $7.0 million of variable rate credit facilities of which approximately $1.5 million was outstanding under these credit facilities. We do not believe that changes in interest rates on the long-term debt and credit facilities would have a material effect on our company's results of operations given our current obligations under those long-term debt and credit facilities.

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

INFLATION

The effect of inflation on the costs of our company and its ability to pass on cost increases in the form of increased prices is dependent upon the market conditions and the competitive environment. The general level of inflation in the U.S. and German economies has been relatively low for the past several years and has not, to date, had a significant effect on our company.

ITEM 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated by reference to the section entitled "Market Risk" in Part I, Item 2, Management's Discussion and Analysis of Results of Operations and Financial Condition.


                           PART II - OTHER INFORMATION

ITEM 3.  Legal Proceedings.

On November 28, 2000, the Company entered into an agreement with Baan USA, Inc. to settle outstanding litigation originally filed against Baan on March 31, 2000 in the District Court for Lancaster County, Nebraska. The settlement amount was $425,000.

ITEM 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits:

         27 - Financial Data Schedule

     (b) Reports on 8-K

         On October 25, 2000, Form 8-K, which included the required financial statements, was filed. The Form 8-K provided disclosure of the sale of net assets of Geomation, Inc. a wholly owned subsidiary of Isco, Inc.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ISCO, INC.




Date:  December 7, 2000            BY /s/ Robert W. Allington
                                      -------------------------------
                                   Robert W. Allington, Chairman and
                                   Chief Executive Officer




Date:  December 7, 2000            BY /s/ Vicki L. Benne
                                      ------------------------------
                                      Vicki L. Benne, Treasurer and
                                      Chief Financial Officer