Form 10-Q
period 2001-01-26
ISCO INC
filed 2001-03-08
CIK 773730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended January 26, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from              to
                                    ------------    ------------


                         Commission file number 0-14429
                                               --------


                                   ISCO, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Nebraska                                          47-0461807
------------------------                     -----------------------------------
(State of Incorporation)                     (I.R.S. Employer Identification No)



4700 Superior Street,  Lincoln, Nebraska                              68504-1398
----------------------------------------                              ----------
Address of principal executive offices)                               (Zip Code)


                                 (402) 464-0231
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of February 23, 2000:


Common Stock, $0.10 Par Value                                  5,645,848
-----------------------------                            ---------------------
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

              None

         (b)  Reports on Form 8-K                                               10


                           ISCO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                  (Amounts in thousands, except per share data)


                                                               Three months ended                 Six months ended
                                                           --------------------------         --------------------------
                                                            Jan 26          Jan 28             Jan 26          Jan 28
                                                             2001            2000               2001            2000
                                                           ----------     -----------         ----------     -----------
Net Sales                                                   $ 15,432        $ 13,508           $ 28,913        $ 26,691
Cost of sales                                                  7,133           6,184             13,416          12,278
                                                           ----------     -----------         ----------     -----------
                                                               8,299           7,324             15,497          14,413
                                                           ----------     -----------         ----------     -----------
Expenses:
     Selling, general, and administrative                      4,759           5,136             10,229          10,208
     Research and engineering                                  1,261           1,291              2,591           2,694
                                                           ----------     -----------         ----------     -----------
                                                               6,020           6,427             12,820          12,902

Operating income (loss)                                        2,279             897              2,677           1,511

Net non-operating income:
     Investment income                                           199              76                356             141
     Interest expense                                            (92)           (105)              (186)           (203)
     Other                                                         2             124                  8             248
                                                           ----------     -----------         ----------     -----------
                                                                 109              95                178             186
                                                           ----------     -----------         ----------     -----------

Earnings (loss) before income taxes                            2,388             992              2,855           1,697

Income taxes (tax benefit)                                       759             339                955             623
                                                           ----------     -----------         ----------     -----------

Net earnings (loss)                                          $ 1,629          $  653            $ 1,900         $ 1,074
                                                           ==========     ===========         ==========     ===========

Basic earnings (loss) per share                               $ 0.29          $ 0.12             $ 0.34          $ 0.19
                                                           ==========     ===========         ==========     ===========

Diluted earnings (loss) per share                             $ 0.28          $ 0.12             $ 0.33          $ 0.19
                                                           ==========     ===========         ==========     ===========


Weighted average number of shares outstanding                  5,646           5,644              5,645           5,644

Additional shares assuming exercise of common stock
equivalents and dilutive stock options                           135              25                 83              22
                                                           ----------     -----------         ----------     -----------

Total                                                          5,781           5,669              5,728           5,666
                                                           ==========     ===========         ==========     ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                           ISCO, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                         (Columnar amounts in thousands)


                                                                                            Jan 26              Jul 28
                                                                                             2001                2000
                                                                                          ------------        ------------
ASSETS
   Current assets:
     Cash and cash equivalents                                                               $  1,903            $  1,589
     Short-term investments                                                                     2,921               1,981
     Accounts receivable - trade, net of allowance for
       doubtful accounts of $199,000 and $157,000                                              10,251               9,934
     Inventories (Note 3)                                                                       9,564               9,059
     Refundable income taxes                                                                      445                 498
     Deferred income taxes                                                                      1,352               1,569
     Other current assets                                                                         437                 538
                                                                                          ------------        ------------

          Total current assets                                                                 26,873              25,168

     Property, plant, and equipment, net of accumulated depreciation
       of $14,815,000 and $13,883,000                                                          15,681              16,389
     Long-term investments                                                                      4,720               3,728
     Deferred income taxes                                                                          -                 317
     Other assets (Note 4)                                                                      5,324               4,840
                                                                                          ------------        ------------
          Total assets                                                                       $ 52,598            $ 50,442
                                                                                          ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
     Accounts payable                                                                         $   950             $   782
     Short-term borrowing                                                                       1,796               1,815
     Current portion of long-term debt                                                          1,026                 993
     Accrued expenses                                                                           3,389               3,167
                                                                                          ------------        ------------

          Total current liabilities                                                             7,161               6,757

   Deferred income taxes                                                                          358                   -
   Long-term debt                                                                               2,654               3,164

   Shareholders' equity
     Preferred stock, $.10 par value, authorized 5,000,000 shares; issued none                      -                   -
     Common stock, $.10 par value, authorized 15,000,000 shares; issued and
       outstanding 5,645,848 and 5,643,992                                                        565                 564
     Additional paid-in capital                                                                37,708              37,697
     Retained earnings                                                                          4,100               2,200
     Accumulated other comprehensive income (loss)                                                 52                  60
                                                                                          ------------        ------------
          Total shareholders' equity                                                           42,425              40,521
                                                                                          ------------        ------------
          Total liabilities and shareholders' equity                                         $ 52,598            $ 50,442
                                                                                          ============        ============


The accompanying notes are an integral part of the condensed consolidated financial statements.

                          ISCO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                         (Columnar amounts in thousands)


                                                                                                   Six months ended
                                                                                               --------------------------
                                                                                                Jan 26          Jan 28
                                                                                                 2001            2000
                                                                                               ----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                                  $ 1,900         $ 1,074
   Adjustments to reconcile net earnings to net cash flows from operating activities:
     Depreciation and amortization                                                                 1,112           1,351
     Deferred income taxes                                                                           892             544
     Change in operating assets and liabilities                                                     (674)           (666)
     Other                                                                                          (178)             74
                                                                                               ----------     -----------
   Total adjustments                                                                               1,152           1,303
                                                                                               ----------     -----------
     Cash flows from operating activities                                                          3,052           2,377
                                                                                               ----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturity of held-to-maturity securities                                           2,000               -
   Purchase of held-to-maturity securities                                                        (3,929)              -
   Proceeds from sale of property, plant, and equipment                                              110             136
   Purchase of property, plant, and equipment                                                       (455)           (709)
   Other                                                                                               9               -
                                                                                               ----------     -----------
     Cash flows from investing activities
                                                                                                  (2,265)           (573)
                                                                                               ----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in short-term borrowings                                                               (13)             27
   Repayment of debt                                                                                (472)           (445)
   Issuance of common stock                                                                           12               -
                                                                                               ----------     -----------
     Cash flows from financing activities                                                           (473)           (418)
                                                                                               ----------     -----------

CASH AND CASH EQUIVALENTS:
   Net increase (decrease)                                                                           314           1,386
   Balance at beginning of year                                                                    1,589           3,423
                                                                                               ----------     -----------
   Balance at end of period                                                                      $ 1,903         $ 4,809
                                                                                               ==========     ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
   The Company made income tax payments (received refunds) of ($1,000) and $85,000 during the six month periods ended January 26, 2001 and January 28, 2000, respectively.

   The Company made interest payments of $186,000 and $203,000 during the six month periods ended January 26, 2001 and January 28, 2000, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           ISCO, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             (Columnar amounts in thousands, except per share data)

                                January 26, 2001

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


NOTE 3: Inventories are valued at the lower of cost or market, principally on the last-in, first-out (LIFO) basis. The composition of inventories was as follows:


                                                   Jan 26, 2001      Jul 28, 2000
                                                   -------------     -------------
                  Raw Materials                        $  3,999          $  4,341
                  Work-in-process                         3,328             3,476
                  Finished goods                          2,237             1,242
                                                   -------------     -------------
                                                       $  9,564          $  9,059
                                                   =============     =============



Had inventories been valued on the first-in, first-out (FIFO) basis, they would have been approximately $1,928,000 and $1,764,000 higher than reported on the LIFO basis at January 26, 2001 and July 28, 2000, respectively.


NOTE 4:  Other Assets


                                                          Jan 26, 2001    Jul 28, 2000
                                                        --------------    -------------
Intangibles, net of accumulated amortization                $  1,223          $  1,295
   of $463,000 and $391,000
Investment in AFTCO, net of accumulated                          772               823
   amortization of $213,000 and $175,000
Cash value of life insurance                                   1,470             1,437
Note receivable - related party                                1,000             1,000
Other                                                            859               285
                                                        -------------     -------------
                                                            $  5,324          $  4,840
                                                        =============     =============


NOTE 5: Comprehensive income (loss), for the three and six month periods ended January 26, 2001 and January 28, 2000, was as follows:


                                                  Three months ended     Six months ended
                                                  ------------------     ----------------
                                                   Jan 26    Jan 28     Jan 26      Jan 28
                                                    2001      2000       2001        2000
                                                   ------    ------     ------      ------
Net earnings (loss)                                $1,629      $653     $1,900      $1,074
Other comprehensive income, net of income tax:
  Foreign currency translation adjustment             (20)       18          7          19
  Unrealized holding gains (losses) on
    available-for-sale securities                     (17)        -        (15)          -
                                                   ------    ------     ------      ------
Comprehensive income (loss)                        $1,592      $671     $1,892      $1,093
                                                   ======    ======     ======      ======


NOTE 6: In January 2001, the Company received a settlement in the amount of $425,000 for outstanding litigation regarding its abandoned ERP software. The pre-tax gain related to this settlement was recorded as a reduction of selling, general, and administrative operating expenses in the 2nd quarter of fiscal 2001.

NOTE 7: The Company adopted the provisions of Emerging Issues Task Force (EITF) Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs". This pronouncement requires fees billed to customers associated with shipping and handling to be recorded as revenue in the Statements of Operations. The adoption of these provisions resulted in reclassifying costs, for all periods presented, incurred for shipping and handling related to product sales as a part of "Cost of sales" in the Statements of Operations. These costs were previously included in "Selling, general and administrative" expenses. The dollar amounts reclassified were $106,000 and $200,000 for the three and six month periods ended January 26, 2001, respectively and $62,000 and $183,000 for the three and six month periods ended January 28, 2000, respectively


ITEM 2.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

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

SALES ANALYSIS AND REVIEW

Our sales for the three-month and six-month periods ended January 26, 2001 were $15,432,000 and $28,913,000, respectively. For the periods under review, our sales were 14 percent and 8 percent higher than for the same periods last year. Sales of our core products (wastewater samplers, flow meters, and liquid chromatography products) were up 16 percent and 15 percent for the three-month and six-month periods, respectively over last year. These increases were due to increased sales of samplers and liquid chromatography products offset by a reduction in sales of flow meters. Sales of our non-core products (process monitoring, supercritical fluid extraction (SFE), syringe pumps, and Geomation products) were up 8 percent and down 15 percent for the three-month and six-month periods, respectively. Sales of non-core products were impacted by the reduction in sales associated with Geomation due to the sale of this entity at the beginning of this fiscal year. Sales of our non-core products were up 14 percent and down 7 percent for the three-month and six-month periods after removing sales of Geomation products from the prior fiscal year. These results were driven by increased sales of process monitoring and syringe pump products offset by a decline in sales of SFE products.

U.S. sales for the three months and six months were up 11 percent and 3 percent, respectively. U.S. sales of our core products for the same periods increased 13 percent and 12 percent, respectively, over the comparative periods of fiscal 2000. Samplers and liquid chromatography products accounted for the increases in both periods, offset by declines in flow meter products for both periods. U.S. sales of our non-core products for the three-month period were flat compared to the previous year and decreased by 38 percent for the six-month comparative period. Removing the impact of Geomation, sales of non-core products would have increased 13 percent and decreased 30 percent for the three and six month periods, respectively, over last year. Sales of syringe pumps accounted for the increase in the three-month period, while the decrease in the six-month period was due to reductions in sales of SFE products.

International sales for the three months and six months were up 22 percent and 23 percent, respectively. Sales of our core products for the same periods increased 28 and 31 percent, respectively, over last year. All of our core products contributed to the sales increases in both periods. International sales of our non-core products for the three months and six months increased by 14 percent and 13 percent, respectively. The sale of Geomation had very little impact on the level of sales in our non-core products. Process monitoring, SFE, and syringe pumps products all contributed to the increases in the three-month and six-month periods.

During the three months and six months we received net orders of $14.2 million and $28.5 million, respectively. Net orders received were 6 percent and 10 percent higher than the same periods last year. The order backlog at January 26, 2001 was $4.4 million, down approximately 8 percent from the beginning of the fiscal year.


OPERATING INCOME ANALYSIS AND REVIEW

RESULTS OF OPERATIONS

The following table sets forth, for the three-month and six-month periods indicated, the percentages which certain components of the Condensed Consolidated Statements of Operations bear to net sales and the percentage change of such components (based on actual dollars) compared with the same periods of the prior year.


                                               Three months ended                             Six months ended
                                      -------------------------------------         --------------------------------------
                                      Jan 26 2001  Jan 28 2000       Change         Jan 26 2001  Jan 28 2000        Change
                                      -------------------------------------         --------------------------------------
Net sales                               100.0         100.0           14.2            100.0         100.0             8.3
Cost of sales                            46.2          45.8           15.3             46.4          46.0             9.3
                                      --------      --------                        --------      --------
                                         53.8          54.2           13.3             53.6          54.0             7.5
                                      --------      --------                        --------      --------
Expenses:
   Selling, general, & administrative    30.8          38.0            0.9             35.3          38.2             4.4
   Research & engineering                 8.2           9.6           (2.3)             9.0          10.1            (3.8)
                                      --------      --------                        --------      --------
                                         39.0          47.6           (6.3)            44.3          48.3            (0.6)
                                      --------      --------                        --------      --------

Operating income (loss)                  14.8           6.6          154.1              9.3           5.7            77.2

Net non-operating income:
   Investment income                      1.3           0.6          162.8              1.2           0.5           152.9
   Interest expense                      (0.6)         (0.8)         (11.4)            (0.6)         (0.8)           (8.1)
   Other                                  0.0           0.9          (98.3)             0.0           0.9           (96.9)
                                      --------      --------                        --------      --------
                                          0.7           0.7           13.9              0.6           0.6            (4.4)
                                      --------      --------                        --------      --------

Earnings (loss) before income taxes      15.5           7.3          140.6              9.9           6.3            68.2

Income taxes (tax benefit)                4.9           2.5          123.7              3.3           2.3            53.1
                                      --------      --------                        --------      --------

Net earnings (loss)                      10.6           4.8          149.4              6.6           4.0            77.0
                                      ========      ========                        ========      ========



We had operating income of $2,279,000 and $2,677,000, respectively, for the three months and six months ended January 26, 2001. For the same periods last year, we had operating income of $897,000 and $1,511,000, respectively. The improvement in operating income for the three month period of $1,382,000 included approximately $421,000 from increased operational performance of Isco-Lincoln and STIP, $425,000 received from the ERP litigation settlement, $366,000 from the removal of the loss associated with the Geomation entity, and $170,000 of net gain on sales of capitalized equipment. The six-month improvement of $1,166,000 included the ERP settlement, approximately $415,000 from the removal of the Geomation's loss, and $406,000 of net gain on sales of capitalized equipment.

Gross margin percentages declined to 53.8 percent and 53.6 percent, respectively, for the three months and six months ended January 26, 2001. This compares with gross margin percentages of 54.2 percent and 54.0 percent for the same periods last year. The decline in the gross margin as a percentage of sales was a result of the change in the mix of sales from U.S. sales to international sales that have a lower gross margin.

The reported selling, general and administrative (SG&A) expenses declined by $377,000 and increased by $21,000, respectively, for the three months and six months ended January 26, 2001 as compared with the same periods of the previous year. The decrease in the three-month period was primarily due to the $425,000 settlement received on the ERP operating system that was written off in fiscal 2000. Additionally, fiscal year 2000 included expenses related to the Geomation operations of approximately $285,000 and $570,000 for the three-month and six-month periods. Excluding the effects of these items SG&A increased by approximately $300,000 and $1,000,000 for the three and six months, respectively. The increases are attributable to increased personnel as a result of filling a number of open sales and marketing positions, increased commissions, and increased promotional expenditures.

Research and engineering expenses declined by $30,000 and $103,000, respectively, for the three months and six months ended January 26, 2001 as compared with the same periods of the previous year. These results are from reductions in costs associated with the Geomation operations of approximately $136,000 and $247,000 for the three-month and six-month periods, respectively. After adjusting for Geomation, research and engineering expenses increased by approximately $100,000 for the three and six months, respectively. The increases are attributable to subcontracted product development activities.

In total, non-operating income was relatively stable for the three-month and six-month periods ended January 26, 2001 as compared to the same periods of the previous year. Investment income increased by $123,000 and $215,000 for the three and six month periods, respectively. These improvements resulted from larger investment balances available compared to the prior periods. The increases in investment income were offset by decreases in other non-operating income due to the net proceeds on the sales of used equipment being reported in net sales and costs of sales in fiscal 2001. Non-operating income included net proceeds of $170,000 and $406,000 for the three and six months, respectively in fiscal 2000.

Our effective income tax rate for the three months and six months ended January 26, 2001 was 31.8 percent and 33.4 percent, respectively. For the same periods last year our effective income tax rates were 34.2 percent and 36.7 percent, respectively. The reductions in the effective tax rates resulted from the increased tax benefit associated with the increased international sales associated with Isco's Foreign Sales Corporation (FSC) and a reduction in the amount of non-deductible items.


FINANCIAL CONDITION AND LIQUIDITY

Our overall cash and investments increased by $1,506,000 and $2,246,000 for the three-month and six-month periods ended January 26, 2001, resulting in a total cash and investment balance of $9,544,000. Operating activities generated $1,543,000 and $3,052,000 of cash flow during the three months and six months ended January 26, 2001 compared with $2,213,000 and $2,377,000 for the same periods in the previous year. We increased our investment in inventory by approximately $500,000 from our fiscal 2000 year-end position in anticipation of sales in the second half of the current fiscal year. The current year's cash flows received benefit from the ERP settlement of $425,000 received in the second quarter, while the prior year's cash flows were negatively impacted by cash used to support the Geomation operations of $519,000 and $344,000 for the three and six months, respectively. At January 26, 2001, we had working capital of $19.7 million and a current ratio of 3.8:1. These are improvements over our positions at October 27, 2000 and July 28, 2000. At quarter-end, our total debt was $3.7 million with $1.0 million payable within the next year. In addition, we had lines of credit with various banks totaling $7.0 million of which $5.2 million was available for future business needs.


MARKET RISK

Interest rate risk and currency exchange risks are the primary market risks to which we are exposed. We do not use derivative financial or commodity instruments. Our other financial instruments include cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term debt. Our cash and cash equivalents, accounts and notes receivable, and accounts and notes payable balances are generally short-term in nature and do not expose our company to material market risk. At January 26, 2001, we had approximately $3.7 million of fixed rate long-term debt. In addition, we had $7.0 million of variable rate credit facilities of which approximately $1.8 million was outstanding under these credit facilities. We do not believe that changes in interest rates on the long-term debt and credit facilities would have a material effect on our company's results of operations given our current obligations under those long-term debt and credit facilities.

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

Our company's annual meeting of shareholders was held on December 14, 2000.

A. The following persons were elected to serve a two-year term on our Board of Directors:


           ---------------------------------------------------------------------------------
                     Nominee                                           Votes
                                                          In Favor                Withheld
                                                         ------------            -----------
           James L. Carrier                               4,919,472                100,089
           Douglas M. Grant                               4,910,964                100,089
           Ronald K. Jester                               4,916,529                100,089
           Philip M. Wittig                               4,925,498                 98,289

           ---------------------------------------------------------------------------------


ITEM 6.   Exhibits and Reports on Form 8-K.

          (a)    Exhibits:  None

          (b)    Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ISCO, INC.

Date:  March 8, 2001                   BY /s/ Robert W. Allington
                                          -------------------------------------
                                              Robert W. Allington, Chairman and
                                              Chief Executive Officer



Date:  March 8, 2001                   BY /s/ Vicki L. Benne
                                          -------------------------------------
                                              Vicki L. Benne, Treasurer and
                                              Chief Financial Officer