Form 10-Q
period 2001-04-27
ISCO INC
filed 2001-06-06
CIK 773730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 27, 2001

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


                                 (402) 464-0231
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 25, 2001:


Common Stock, $0.10 par value                                      5,650,348
-----------------------------                                   ----------------
            Class                                               Number of Shares

                           ISCO, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                 Page
                                                                                Number
                                                                                ------
                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited):

          Condensed Consolidated Statements of Operations                        3

          Condensed Consolidated Balance Sheets                                  4

          Condensed Consolidated Statements of Cash Flows                        5

          Notes to Condensed Consolidated Financial Statements                   6

Item 2.   Management's Discussion and Analysis                                   8

Item 3.   Quantitative and Qualitative Disclosures about Market Risk            12


                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K:

          (a)  Exhibits:

               None                                                             12

          (b)  Reports on Form 8-K                                              12

                           ISCO, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                  (Amounts in thousands, except per share data)

                                                         Three months ended        Nine months ended
                                                        --------------------      --------------------
                                                         Apr 27       Apr 28       Apr 27       Apr 28
                                                          2001         2000         2001         2000
                                                        -------      -------      -------      -------
Net Sales                                               $13,780      $13,950      $42,693      $40,641
Cost of sales                                             6,667        6,601       20,083       18,879
                                                        -------      -------      -------      -------
                                                          7,113        7,349       22,610       21,762
                                                        -------      -------      -------      -------
Expenses:
     Selling, general, and administrative                 5,419        5,231       16,073       15,439
     Research and engineering                             1,349        1,429        3,940        4,123
     ERP settlement/write-off (Note 6)                        -        2,448         (425)       2,448
                                                        -------      -------      -------      -------
                                                          6,768        9,108       19,588       22,010

Operating income (loss)                                     345       (1,759)       3,022         (248)

Net non-operating income:
     Investment income                                      183          201          539          342
     Interest expense                                       (89)         (89)        (275)        (292)
     Other                                                  (55)          58          (47)         306
                                                        -------      -------      -------      -------
                                                             39          170          217          356
                                                        -------      -------      -------      -------

Earnings (loss) before income taxes                         384       (1,589)       3,239          108

Income taxes (tax benefit)                                  144         (579)       1,099           44
                                                        -------      -------      -------      -------

Net earnings (loss)                                     $   240      $(1,010)     $ 2,140      $    64
                                                        =======      =======      =======      =======


Basic earnings (loss) per share                         $  0.04      $ (0.18)     $  0.38      $  0.01
                                                        =======      =======      =======      =======

Diluted earnings (loss) per share                       $  0.04      $ (0.18)     $  0.37      $  0.01
                                                        =======      =======      =======      =======



Weighted average number of shares outstanding             5,647        5,644        5,646        5,644

Additional shares assuming exercise of common stock
equivalents and dilutive stock options                      215            -          135           27
                                                        -------      -------      -------      -------

Total                                                     5,862        5,644        5,781        5,671
                                                        =======      =======      =======      =======

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           ISCO, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                         (Columnar amounts in thousands)

                                                                                           Apr 27      Jul 28
                                                                                            2001        2000
                                                                                          --------    --------
ASSETS
  Current assets:
     Cash and cash equivalents                                                            $ 1,310     $ 1,589
     Short-term investments                                                                 2,923       1,981
     Accounts receivable - trade, net of allowance for
       doubtful accounts of $222,000 and $157,000                                           8,997       9,934
     Inventories (Note 3)                                                                   9,534       9,059
     Refundable income taxes                                                                  498         498
     Deferred income taxes                                                                  1,509       1,569
     Other current assets                                                                     413         538
                                                                                          -------     -------

          Total current assets                                                             25,184      25,168

     Property, plant, and equipment, net of accumulated depreciation
       of $15,199,000 and $13,883,000                                                      15,487      16,389
     Long-term investments                                                                  6,212       3,728
     Deferred income taxes                                                                      -         317
     Other assets (Note 4)                                                                  5,316       4,840
                                                                                          -------     -------

          Total assets                                                                    $52,199     $50,442
                                                                                          =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
     Accounts payable                                                                     $   803     $   782
     Short-term borrowing                                                                   1,554       1,815
     Current portion of long-term debt                                                      1,063         993
     Accrued expenses                                                                       3,095       3,167
                                                                                          -------     -------

          Total current liabilities                                                         6,515       6,757

     Deferred income taxes                                                                    650           -
     Long-term debt                                                                         2,342       3,164

     Shareholders' equity
       Preferred stock, $.10 par value, authorized 5,000,000 shares; issued none                -           -
       Common stock, $.10 par value, authorized 15,000,000 shares; issued and
         outstanding 5,649,348 and 5,643,992                                                  565         564
     Additional paid-in capital                                                            37,723      37,697
     Retained earnings                                                                      4,340       2,200
     Accumulated other comprehensive income (loss)                                             64          60
                                                                                          -------     -------

          Total shareholders' equity                                                       42,692      40,521
                                                                                          -------     -------

          Total liabilities and shareholders' equity                                      $52,199     $50,442
                                                                                          =======     =======

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           ISCO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                         (Columnar amounts in thousands)

                                                                                                 Nine months ended
                                                                                               ---------------------
                                                                                                Apr 27       Apr 28
                                                                                                 2001         2000
                                                                                               --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                                              $ 2,140      $    64
     Adjustments to reconcile net earnings to net cash flows from operating activities:
          Depreciation and amortization                                                          1,635        1,957
          Write-off of ERP operating system                                                          -        2,448
          Deferred income taxes                                                                  1,026          228
          Change in operating assets and liabilities                                                49       (2,218)
          Other                                                                                   (224)          65
                                                                                               -------      -------
     Total adjustments                                                                           2,486        2,480
                                                                                               -------      -------
          Cash flows from operating activities                                                   4,626        2,544
                                                                                               -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturity of held-to-maturity securities                                       5,500            -
     Purchase of held-to-maturity securities                                                    (8,866)      (2,495)
     Proceeds from sale of property, plant, and equipment                                          136        2,403
     Purchase of property, plant, and equipment                                                   (829)      (1,035)
     Other                                                                                          13            -
                                                                                               -------      -------
          Cash flows from investing activities                                                  (4,046)      (1,127)
                                                                                               -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in short-term borrowings                                                          (168)         509
     Repayment of debt                                                                            (717)        (700)
     Issuance of common stock                                                                       26            -
                                                                                               -------      -------
          Cash flows from financing activities                                                    (859)        (191)
                                                                                               -------      -------

CASH AND CASH EQUIVALENTS:
     Net increase (decrease)                                                                      (279)       1,226
     Balance at beginning of year                                                                1,589        3,423
                                                                                               -------      -------
     Balance at end of period                                                                  $ 1,310      $ 4,649
                                                                                               =======      =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
The Company made income tax payments of $20,000 and $418,000 during the nine month periods ended April 27, 2001 and April 28, 2000, respectively

The Company made interest payments of $275,000 and $292,000 during the nine month periods ended April 27, 2001 and April 28, 2000, respectively

                           ISCO, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             (Columnar amounts in thousands, except per share data)

                        Nine Months Ended April 27, 2001

NOTE 1: In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the adjustments necessary for a fair presentation of the financial position of the Company and the results of operations for the interim periods presented herein. All such adjustments are of a normal recurring nature. Results of operations for the current unaudited interim period are not necessarily indicative of the results that may be expected for the entire fiscal year. Inter-company transactions and accounts have been eliminated.


While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended July 28, 2000.


NOTE 2: Certain reclassifications have been made to the prior periods' financial statements to conform to the current periods' presentation.


NOTE 3: Inventories are valued at the lower of cost or market, principally on the last-in, first-out (LIFO) basis. The composition of inventories was as follows:

          ---------------------------------------------------------
                                        Apr 27, 2001   Jul 28, 2000
                                        ------------   ------------
          Raw Materials                    $3,763         $4,341
          Work-in-process                   3,379          3,476
          Finished goods                    2,392          1,242
                                           ------         ------
                                           $9,534         $9,059
                                           ======         ======
          ---------------------------------------------------------

Had inventories been valued on the first-in, first-out (FIFO) basis, they would have been approximately $2,096,000 and $1,764,000 higher than reported on the LIFO basis at April 27, 2001 and July 28, 2000, respectively.

NOTE 4: Other Assets

          -----------------------------------------------------------------------------
                                                            Apr 27, 2001   Jul 28, 2000
                                                            ------------   ------------
          Intangibles, net of accumulated amortization          $1,187        $1,295
            of $499,000 and $391,000
          Investment in AFTCO, net of accumulated                  728           823
            amortization of $231,000 and $175,000
          Cash value of life insurance                           1,492         1,437
          Note receivable - related party                        1,000         1,000
          Other                                                    909           285
                                                                ------        ------
                                                                $5,316        $4,840
                                                                ======        ======
          ------------------------------------------------------------------------------

NOTE 5: Comprehensive income (loss), for the three and nine month periods ended April 27, 2001 and April 28, 2000, was as follows:

------------------------------------------------------------------------------------------------------
                                                        Three months ended         Nine months ended
                                                       ---------------------     ---------------------
                                                        Apr 27       Apr 28       Apr 27       Apr 28
                                                         2001         2000         2001         2000
                                                       --------     --------     --------     --------
Net earnings (loss)                                    $   240      $(1,010)     $ 2,140      $    64
Other comprehensive income, net of income tax:
     Foreign currency translation adjustment                20           68           27           87
     Unrealized holding gains (losses) on
       available-for-sale securities                        (8)           -          (23)           -
                                                       -------      -------      -------      -------

Comprehensive income (loss)                            $   252      $  (942)     $ 2,144      $   151
                                                       =======      =======      =======      =======
------------------------------------------------------------------------------------------------------

NOTE 6: In April 2000, management of the Company determined that the implementation of the ERP operating software system for the Isco-Lincoln facility would not be completed. As a result of this decision, the Company wrote-off software and related computer hardware assets of $2,448,000. In January 2001, the Company received a settlement in the amount of $425,000 for outstanding litigation regarding the abandoned ERP software.


NOTE 7: The Company adopted the provisions of Emerging Issues Task Force (EITF) Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs". This pronouncement requires fees billed to customers associated with shipping and handling to be recorded as revenue in the Statements of Operations. The adoption of these provisions resulted in reclassifying costs, for all periods presented, incurred for shipping and handling related to product sales as a part of "Cost of sales" in the Statements of Operations. These costs were previously included in "Selling, general and administrative" expenses. The dollar amounts reclassified were $303,000 and $503,000 for the three and nine month periods ended April 27, 2001, respectively and $114,000 and $297,000 for the three and nine months ended April 28, 2000.

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


SALES ANALYSIS AND REVIEW

Our sales for the three-month and nine-month periods ended April 27, 2001 were $13,780,000 and $42,693,000, respectively. For the periods under review, our sales were 1 percent lower and 5 percent higher than for the same periods last year. Sales of our core products (wastewater samplers, flow meters, and liquid chromatography products) were down 3 percent and up 9 percent for the three-month and nine-month periods, respectively over last year. For the current quarter, the decrease in sales of chromatography and flow meter products was greater than the increased sales of sampler products. The improvement for the nine-month period was the result of increases in sales of samplers and chromatography products being greater than the reduction in sales of flow meter products. The under performance in sales of flow meter products for the current fiscal year has been significantly affected by the absence of a marketing manager, a position which is now filled. Sales of our non-core products (process monitoring, supercritical fluid extraction (SFE), syringe pumps, and Geomation products) were down 3 percent and down 12 percent for the three-month and nine-month periods, respectively. Sales of non-core products were impacted by the reduction in sales associated with Geomation due to the sale of this entity at the beginning of this fiscal year. Sales of our non-core products were up 23 percent and flat for the three-month and nine-month periods after removing sales of Geomation products from the prior fiscal year. For the quarter, all non-core products showed sales increases. The nine-month results were driven by increased sales of process monitoring and syringe pump products offset by a decline in sales of SFE products.

U.S. sales for the three months and nine months were up 6 percent and 4 percent, respectively. U.S. sales of our core products for the same periods increased 6 percent and 10 percent, respectively, over the comparative periods of fiscal 2000. Sales of samplers and liquid chromatography products accounted for the increases in both periods, offset by declines in flow meter products for both periods. U.S. sales of our non-core products were down 14 percent and 32 percent for the three-month and nine-month periods, respectively. Removing the impact of Geomation, sales of non-core products increased 45 percent and decreased 17 percent for the three and nine month periods, respectively, over last year. Sales of all non-core products accounted for the increase in the three-month period, while the decrease in the nine-month period was due to lower sales of SFE products.

International sales for the three months and nine months were down 20 percent and up 7 percent, respectively. International sales of our core products for the same periods decreased 33 percent and increased 4 percent, respectively, over last year. For the quarter, all of our core products showed sales declines, while for the nine-month period sales of samplers and liquid chromatography products provided increases offset by a slight decline in sales of flow meter products. International sales of our non-core products for the three months and nine months increased by 8 percent and 12 percent, respectively. The sale of Geomation had very little impact on the level of international sales in our non-core products. For the quarter, process monitoring, and SFE products accounted for the increase, while for the nine-month period, sales of all non-core products contributed to the sales increase.

During the three months and nine months we received net orders of $13.6 million and $42.1 million, respectively. Net orders received were down 3 percent and up 5 percent compared to the same periods last year. The order backlog at April 27, 2001 was $4.2 million, down approximately 13 percent from the beginning of the fiscal year.

OPERATING INCOME ANALYSIS AND REVIEW

RESULTS OF OPERATIONS

The following table sets forth, for the three-month and nine-month periods indicated, the percentages which certain components of the Condensed Consolidated Statements of Operations bear to net sales and the percentage of change of such components (based on actual dollars) compared with the same periods of the prior year.

------------------------------------------------------------------------------------------------------------
                                                   Three months ended               Nine months ended
                                              ---------------------------     ------------------------------
                                              Apr 27     Apr 28               Apr 27     Apr 28
                                               2001       2000     Change      2001       2000        Change
                                              ------     ------    ------     ------     ------       ------
Net sales                                     100.0      100.0      (1.2)     100.0      100.0          5.0
Cost of sales                                  48.4       47.3       1.0       47.0       46.5          6.4
                                              -----      -----                -----      -----
                                               51.6       52.7      (3.2)      53.0       53.5          3.9
                                              -----      -----                -----      -----
Expenses:
     Selling, general, & administrative        39.3       37.5       3.6       37.6       38.0          4.1
     Research & engineering                     9.8       10.2      (5.6)       9.2       10.1         (4.4)
     ERP settlement/write-off                   0.0       17.6        --       (0.9)       6.0           --
                                              -----      -----                -----      -----
                                               49.1       65.3     (25.7)      45.9       54.1        (11.0)
                                              -----      -----                -----      -----

Operating income (loss)                         2.5      (12.6)       --        7.1       (0.6)          --

Net non-operating income:
     Investment income                          1.3        1.4      (8.9)       1.3        0.8         57.9
     Interest expense                          (0.6)      (0.6)     (0.2)      (0.7)      (0.7)        (5.7)
     Other                                     (0.4)       0.4        --       (0.1)       0.8           --
                                              -----      -----                -----      -----
                                                0.3        1.2     (76.9)       0.5        0.9        (39.1)
                                              -----      -----                -----      -----

Earnings (loss) before income taxes             2.8      (11.4)       --        7.6        0.3      2,901.9

Income taxes (tax benefit)                      1.1       (4.2)       --        2.6        0.1      2,410.8
                                              -----      -----                -----      -----

Net earnings (loss)                             1.7       (7.2)       --        5.0        0.2      3,237.0
                                              =====      =====                =====      =====
------------------------------------------------------------------------------------------------------------

We had operating income of $345,000 and $3,022,000, respectively, for the three months and nine months ended April 27, 2001. For the same periods last year, we had operating losses of $1,759,000 and $248,000, respectively. The improvement in operating income for the three-month period of approximately $2,104,000 was due to the $2,448,000 write-off of the ERP operating system incurred in the third quarter of fiscal year 2000. Excluding the impact of this write-off, operating income for the quarter declined by approximately $344,000. The decline in operating income for the three-month period resulted from a reduced gross margin and increased selling expenses for Isco-Lincoln during the current fiscal year. In addition to the $2,448,000 write-off stated above the improvement in the nine-month period of approximately $3,270,000 included the benefit of an ERP settlement of $425,000, approximately $550,000 from the removal of the Geomation's loss, $416,000 of net gain on sales of capitalized equipment and $1,001,000 of additional gross margin dollars generated by higher sales volume, offset by increased selling and engineering expenses of approximately $1,570,000.

Gross margin percentages declined to 51.6 percent and 53.0 percent, respectively, for the three months and nine months ended April 27, 2001. This compares with gross margin percentages of 52.7 percent and 53.5 percent for the same periods last year. The decline in the gross margin as a percentage of sales for the quarter resulted from the change in the mix of sales to products with lower gross margins and the reclassification of freight billings and costs from operating expenses. In addition to the items affecting the quarterly decline, the nine-month period included a higher proportion of international sales with a lower gross margin. These affects were partially offset by a reduction in the LIFO expense.

The reported selling, general and administrative (SG&A) expenses increased by $188,000 and $634,000, respectively, for the three months and nine months ended April 27, 2001 as compared with the same periods of the previous year. Fiscal year 2000 included expenses related to the Geomation operations of approximately $289,000 and $859,000 for the three-month and nine-month periods. Excluding the effects of these items, SG&A increased by approximately $477,000 and $1,493,000 for the three and nine months, respectively. The increases are attributable to increased personnel as a result of filling a number of previously open sales and marketing positions, increased commissions, and increased travel and product promotional expenditures.

Research and engineering expenses declined by $80,000 and $183,000, respectively, for the three months and nine months ended April 27, 2001 as compared with the same periods of the previous year. The prior year included costs associated with the Geomation operations of approximately $134,000 and $382,000 for the three-month and nine-month periods, respectively. After adjusting for Geomation, research and engineering expenses increased by approximately $54,000 and $199,000 for the three and nine months, respectively. The increases are attributable to subcontracted product development activities.

In total, non-operating income declined by $131,000 and $139,000 for the three-month and nine-month periods ended April 27, 2001 as compared to the same periods of the previous year. Investment income declined by $18,000 for the quarter but was up for the nine-month period by $197,000. The improvement in investment income is a result of larger investment balances available compared to the prior periods. The increase in investment income was offset by decreases in other non-operating income due to the net proceeds on the sales of used equipment being reported in net sales and costs of sales in fiscal 2001. Non-operating income included net proceeds on the sale of capitalized equipment of $86,000 and $492,000 for the three and nine months, respectively in fiscal 2000.

Our effective income tax rate for the three months and nine months ended April 27, 2001 was 37.6 percent and 33.9 percent, respectively. For the same periods last year our effective income tax rates were 36.5 percent and 40.6 percent, respectively. The significant reduction in the nine-month effective tax rate is due primarily to the impact of lower pre-tax earnings in fiscal year 2000 and current year benefits from the change in the valuation allowances and the generation of R&D tax credits.

PRO FORMA RESULTS

For the reporting periods presented the non-reoccurring items mentioned above have a significant impact on understanding the underlying performance of continued or ongoing operations. For this reason we have provided pro forma results in the table below which removes the write off and subsequent recovery relating to the ERP software system, eliminates the Geomation operations, and classifies the net gain on sales of capitalized equipment as operating income.

                                         Three months ended       Nine months ended
                                        --------------------    --------------------
                                         Apr 27      Apr 28      Apr 27      Apr 28
                                          2001        2000        2001        2000
                                        --------    --------    --------    --------
Pro forma net sales                     $13,780     $13,633     $42,580     $40,123

Pro forma operating income                  345         965       2,644       3,344

Pro forma earnings before
income taxes                                384         984       2,861       3,125
                                        -------     -------     -------     -------

Pro forma net income                    $   240     $   637     $ 1,884     $ 2,032
                                        =======     =======     =======     =======

Pro forma basic earnings per
share                                   $  0.04     $  0.11     $  0.33     $  0.36
                                        =======     =======     =======     =======

Pro forma diluted earnings per
share                                   $  0.04     $  0.11     $  0.33     $  0.36
                                        =======     =======     =======     =======

FINANCIAL CONDITION AND LIQUIDITY

Our overall cash and investments increased by $901,000 and $3,147,000 for the three-month and nine-month periods ended April 27, 2001, resulting in a total cash and investment balance of $10,445,000. Operating activities generated $1,574,000 and $4,626,000 of cash flow during the three months and nine months ended April 27, 2001 compared with $167,000 and $2,544,000 for the same periods in the previous year. We maintained our increased investment in inventory of approximately $500,000 during the third quarter of the current year from our fiscal 2000 year-end position. The current year's cash flows benefited from the ERP settlement of $425,000 received in the second quarter, while the prior year's cash flows were negatively impacted by cash used to support the Geomation operations of $554,000 and $898,000 for the three and nine months, respectively. At April 27, 2001, we had working capital of $18.7 million and a current ratio of 3.9:1. These are improvements over our position at July 28, 2000 and stable with our position at January 26, 2001. At quarter-end, our total debt was $3.4 million with $1.0 million payable within the next year. In addition, we had lines of credit with various banks totaling $7.0 million of which $5.4 million was available for future business needs.

MARKET RISK

Interest rate risk and currency exchange risks are the primary market risks to which we are exposed. We do not use derivative financial or commodity instruments. Our other financial instruments include cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term debt. Our cash and cash equivalents, accounts and notes receivable, and accounts and notes payable balances are generally short-term in nature and do not expose our company to material market risk. At April 27, 2001, we had approximately $3.4 million of fixed rate long-term debt. In addition, we had $7.0 million of variable rate credit facilities of which approximately $1.6 million was outstanding under these credit facilities. We do not believe that changes in interest rates on the long-term debt and credit facilities would have a material effect on our company's results of operations given our current obligations under those long-term debt and credit facilities.

Related to currency exchange, international sales of our United States based operations are denominated in U.S. dollars and international sales of our German subsidiary are denominated in Deutsche marks. The currency exchange risk at the current level of activity is not material to our operating results or financial position. Our market risk resulting from the translation of the profit and loss of STIP and from our permanent investment in our foreign sales offices is not material.

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


                                        ISCO, INC.


Date: June 6, 2001                      BY /s/ Robert W. Allington
                                           -------------------------------------
                                               Robert W. Allington, Chairman and
                                               Chief Executive Officer


Date: June 6, 2001                      BY /s/ Vicki L. Benne
                                           -------------------------------------
                                               Vicki L. Benne, Treasurer and
                                               Chief Financial Officer