Form 10-K
period 2001-07-27
ISCO INC
filed 2001-10-25
CIK 773730

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended July 27, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the Transition Period From                to

Commission File No 0-14429

Isco, Inc.
(Exact name of Registrant as specified in its charter)

Nebraska (State of incorporation)	47-0461807 (I.R.S. Employer Identification No.)
4700 Superior Street, Lincoln, Nebraska (Address of principal executive offices)	68504-1398 (Zip Code)

Registrant's telephone number, including area code:  (402) 464-0231

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

Yes /x/  No / /

    As of October 12, 2001, 5,662,673 shares of Common Stock of Isco, Inc., were outstanding and the aggregate market value of such Common Stock held by nonaffiliates was approximately $21,773,629.

DOCUMENTS INCORPORATED BY REFERENCE

    Proxy Statement for Annual Meeting of Shareholders to be held December 13, 2001—Part III.

PART I

Item 1.  Business.

General

    Isco, Inc. was founded in 1959. We design, manufacture, and market products worldwide. The majority of our revenue comes from sales of products used by industry and government to monitor compliance with water quality regulations and a variety of research and testing laboratories.

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

    STIP ISCO GmbH (STIP) is a wholly owned subsidiary located in Groß-Umstadt, Germany. STIP designs, produces, and markets a broad line of process monitoring and control instrumentation designed specifically for municipal and industrial wastewater treatment applications. These products assist our wastewater treatment customers in reducing operating costs and in reliably managing the wastewater treatment process. Sales management and distribution of STIP process monitoring and control instrumentation in the United States is managed by Isco-Lincoln. Late in fiscal year 2000, Isco-Lincoln terminated its relationship with its German distributor for sales of environmental products produced by Isco-Lincoln and transferred the sales and servicing of these products to STIP for sales in Germany.

    Isco, Inc. is a 50 percent partner in Advanced Flow Technologies Partnership, Ltd. (AFTCO), a limited partnership, located in Lakeland, Florida. This partnership was formed during fiscal year 1998. AFTCO designs, manufactures, and markets electromagnetic flow meters. Isco, Inc. is AFTCO's distribution channel into the wastewater treatment market.

    Geomation, Inc. was a wholly owned subsidiary of Isco, Inc. from September 17, 1997 through October 16, 2000. Isco, Inc. originally acquired a minority ownership in Geomation in fiscal year 1993. On October 16, 2000, Isco sold certain assets and transferred liabilities of Geomation, Inc. to an investment group led by the current management of Geomation. The financial details of this transaction are addressed in Note O of the notes to the financial statements.

Products and Applications

    The contribution made by our core products to net sales for fiscal 2001, 2000, and 1999, respectively, is as follows: wastewater samplers 38, 34 and 35 percent; flow meters 19, 22 and 23 percent; and liquid chromatography (LC) products 19, 18 and 14 percent.

    Isco's water quality customers use wastewater samplers to collect water samples from surface waters and sewers for subsequent analysis in the laboratory. These samplers can range from simple collection devices to complex multi-input data loggers that perform conditional operations to collect samples, store data and notify users of alarm conditions through telemetry, in accordance with existing regulations. Intricate sampling devices that collect samples for volatile organic compound (VOC) analysis have also been developed to assist our customers in the pulp and paper industry and other sectors with application specific monitoring requirements.

    Our open-channel flow meters are used by our water quality customers to measure and record the flow rate of liquids in unpressurized pipes and open channels. These flow meters can be linked with wastewater samplers to collect water samples based on flow rate. The combined use of these two products is well suited to conduct storm water runoff studies in compliance with federal regulations. Cities may use our computer-based flow logging systems and sophisticated Flowlink™ software to determine the state of repair of their sewer systems. Other customers use those systems to store flow, rainfall, and other sample data for later retrieval, analysis, and reporting. Our electromagnetic closed pipe flow meters are used by many of our sampler and open-channel flow meter customers. We believe these flow meters are a reliable, cost-effective alternative to existing electromagnetic and other closed pipe flow meters.

    Isco's liquid chromatography customers include pharmaceutical laboratories involved in drug discovery and development, and laboratories that support the development and manufacture of food, chemical, and other products as well as those that study disease and basic life functions. Customers in these laboratories, use our pumps to deliver solvent through columns packed with special media to separate a sample into its component molecules. They then use our detectors to identify and quantify the component molecules. Our fraction collectors are used to collect the separated compounds as they flow from the column. Our sequential and parallel organic purification CombiFlash™ systems are used in the drug discovery process to sample, separate, detect, and collect purified fractions.

    Other products that we believe will contribute to our future success include: process monitoring analyzers, supercritical fluid extraction (SFE) products, and syringe pumps.

    Wastewater treatment customers use our process monitoring analyzers to continuously monitor and control the treatment process to ensure that it is proceeding efficiently within established parameters. Our process monitors quickly measure broad load parameters or detect the presence and concentration of a variety of compounds. Knowledge of these measurements allows the plant operator to control operating costs and ensures the quality of discharged effluent.

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

    The U.S. prices of individual products within our core products range from $1,500 to $50,000 for water quality monitoring instruments and $1,500 to $75,000 for separation instruments.

Marketing and Sales

    In the United States, independent manufacturers' representatives sell our water quality monitoring products and process monitoring and control instrumentation. Domestic sales of chemical separation instruments are made by direct sales people assigned to specific products and located in the prime domestic market areas. The manufacturers' representatives and our direct sales people are supported with promotional programs, advertising, applications specialists, applications bulletins, technical literature, and applications seminars.

    International sales constituted 26, 26, and 28 percent of our sales during fiscal 2001, 2000, and 1999, respectively. Isco's international sales are made primarily by independent dealers operating in various countries around the world. International dealers receive sales management and local marketing support from regional sales and marketing managers that reside in Lincoln, Nebraska, Belgium, Germany, and the Philippines. To aid international sales, many of our products are offered in multiple language versions. Since both Isco-Lincoln and STIP-Isco sell in their respective functional currencies we are not significantly impacted by direct foreign currency fluctuations. We believe that the strength of the U.S. dollar has impacted our ability to grow international sales during fiscal years 2001 and 2000, due to Isco-Lincoln's dealers having to compete against local manufacturers.

Customers

    Isco has a broad customer base. Currently no single customer, including any OEM customer, accounts for more than three percent of our sales.

Product Warranty

    The majority of our products have a one-year warranty against defective materials and workmanship. Our warranty claims have not been material in the past and are not expected to be material in the future. We provide after-market factory service for most products in the United States and Germany. We also provide on-site services in the United States and Germany for process monitoring analyzers along with on-site services in the United States for automated LC and SFE systems. Customers within the United States may purchase an extended warranty for a selected product at the time they purchase a new instrument or while the instrument is still under warranty.

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

    Isco has several competitors in wastewater samplers. In the United States, the major competitor is American Sigma, Inc., owned by the Danaher Corporation. We estimate that we have approximately 55 percent of the domestic wastewater sampler market, with American Sigma, Inc., having approximately 40 percent. Other domestic competitors are small and offer little competition. Significant competitors in Europe include Bühler-Montec, owned by the Danaher Corporation, and Endress + Hauser Instruments of Switzerland.

    There are numerous suppliers in the domestic open-channel flow meter market. Based upon market information we believe to be accurate, Isco along with Marsh-McBirney, Inc., Milltronics, and American Sigma, Inc. each hold approximately 20 percent of the United States open-channel flow meter market. Additional significant competitors in Europe include: Bühler-Montec and Endress + Hauser Instruments.

    With respect to LC products, we believe we are the major producers of fraction collectors. The largest LC systems competitor is Amershem Pharmacia Biotech UK Ltd. Amersham Pharmacia Biotech has a greater market share in the United States and international markets for systems. Other major competitors include Bio-Rad Laboratories, Inc., Jones Chromatography, Biotage, and Gilson Medical Electronics, Inc.

    There are a number of suppliers for the process monitoring and control market with market share varying from country to country. While limited information is available, we believe that the primary competitors are three European companies: Dr. Lange, a subsidiary of the Danaher Corporation, LAR Analytik & Umwelt Messtechnik GmbH, and Endress + Hauser Instruments.

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

Research and Engineering

    Isco commits significant resources to ongoing research and engineering activities. A significant amount of our research and engineering activities are focused on new product development targeted to increase our market share of our existing product lines. In addition, in the near term we will be funding activities related to new technological advancements in the area of chromatography. Over the long-term we will explore present and related markets that could utilize new products developed from our expanding technology base. For fiscal years 2001, 2000, and 1999, we spent approximately $5,271,000 or 9 percent of sales, $5,532,000 or 10 percent of sales, and $6,030,000 or 12 percent of sales, respectively, on research and engineering.

Patents and Licenses

    We believe we derive a competitive advantage from our patents. We have a policy of obtaining patents wherever commercially feasible. We also vigorously assert and defend our patents. Isco, Inc.'s products are covered by 83 United States patents, 80 of which are owned by Isco, Inc. and three under which we are the exclusive licensee. There are also numerous corresponding patents issued by other countries. Our patents have been assigned to us by the inventor on a royalty-free basis. We currently have nine patent applications pending at the United States Patent Office.

Regulation

    Management believes Isco is in compliance with current environmental regulations. Therefore, no unfavorable impact on competition or earnings is expected. We have no government contracts that are subject to renegotiation of profits upon contract completion. Although our products are not subject to significant U.S. government regulation, the markets for many of our products are regulation driven.

Backlog

    On September 28, 2001, Isco's order backlog was $5,398,782, the majority of which is scheduled for delivery prior to July 26, 2002, the close of fiscal 2002. A year earlier, on September 29, 2000, the order backlog, excluding Geomation, was $4,516,061.

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

Employees

    On September 28, 2001, we had 478 employees of whom six were leased or temporary. There were 237 engaged in production, 62 in research and engineering, 135 in marketing and sales, and 44 in administration. None of our employees are represented by a labor union. We have never experienced a work stoppage.

Item 2.  Properties.

    The expansion and renovation of our Superior Street facility was completed in August 1999. We added approximately 56,000 square feet to the existing main building, bringing the total square footage at this location to approximately 168,000 square feet. The layout of the renovated facility, the installation of space saving and more efficient equipment, and an open office environment allow us to perform our operations using less floor space. The Superior Street facility houses our corporate, executive and administrative offices along with sales, research, engineering, manufacturing, and maintenance activities. The buildings at 4700 Superior Street in Lincoln, Nebraska are located on approximately 30 acres. The Superior Street facility is owned and unencumbered. The building at 531 Westgate Boulevard, Lincoln, Nebraska was sold in February 2000.

    STIP leases 1,424 square meters in a building located in Groß-Umstadt, Germany. The facility houses the engineering, manufacturing, marketing, selling, and administrative activities of STIP. The lease expires December 31, 2003. STIP has the option to extend the lease for an additional three years.

Item 3.  Legal Proceedings.

    In January 2001 Isco received $425,000 as a result of the settlement of pending litigation regarding the Company's abandoned enterprise resource planning (ERP) system.

Item 4.  Submission of Matters to a Vote of Security Holders.

    During the fourth quarter of fiscal 2001, no issues were submitted to a vote of shareholders.

PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholders Matters.

    Common stock data: On September 28, 2001—5,662,673 shares outstanding and approximately 268 shareholders of record.

    Market: NASDAQ/NMS (Over-the-counter). Symbol: ISKO

    Stock price: The high and low bid prices of the common stock and the cash dividends paid for each quarter during the last two fiscal years are shown below:

	Common Stock Price Range
					Cash Dividends Per Share
	2001		2000
	High	Low	High	Low	2001	2000
First quarter	$5.00	$3.41	$5.93	$4.00	$—	$—
Second quarter	7.00	3.91	6.25	4.00	—	—
Third quarter	9.00	6.50	5.50	3.88	—	—
Fourth quarter	8.91	6.50	5.25	3.63	—	—

Item 6.  Selected Financial Data.

    Amounts in thousands except per share data.

	Fiscal Year
	2001(1)	2000(2)	1999(3)	1998(4)	1997
For the fiscal year:
Net sales	$56,846	$55,183	$51,911	$47,912	$40,733
Gross margin	29,893	29,018	26,941	26,107	22,535
Operating income (loss)	3,853	(1,589)	(1,663)	(2,510)	12
Non-operating income	249	514	725	860	1,565
Income tax expense (benefit)	1,285	(123)	(303)	(453)	251
Net earnings (loss)	2,817	(952)	(635)	(1,197)	1,326
At fiscal year-end:
Current assets	25,494	25,168	23,906	25,143	28,958
Working capital	18,664	18,411	16,023	19,022	25,255
Total assets	53,264	50,442	53,325	49,617	46,708
Long-term debt, less current portion	2,056	3,164	3,996	690	—
Shareholders' equity	43,589	40,521	41,446	42,806	42,480
Average shares outstanding (basic)	5,647	5,644	5,645	5,607	5,351
Average shares outstanding (diluted)	5,802	5,644	5,645	5,607	5,351
Per share data:
Basic earnings (loss) per share	$0.50	$(0.17)	$(0.11)	$(0.21)	$0.25
Diluted earnings (loss) per share	$0.49	$(0.17)	$(0.11)	$(0.21)	$0.25
Cash dividends per share (declared)	$—	$—	$0.10	$0.20	$0.20
Pro forma data (unaudited):(5)
Pro forma net sales	56,733	54,438	50,553	46,190	41,329
Pro forma operating income	3,475	4,410	805	38	608
Pro forma net earnings	2,554	2,899	617	221	1,326
Pro forma basic earnings per share	$0.45	$0.51	$0.11	$0.04	$0.25
Pro forma diluted earnings per share	$0.44	$0.51	$0.11	$0.04	$0.25

  Notes:

(1)
Fiscal 2001 includes the receipt of $0.4 million from the lawsuit settlement for the enterprise resource planning (ERP) operating system.

(2)
Fiscal 2000 includes charges of $4.5 million associated with the write-off of intangibles and sale of net operating assets of Geomation and the write-off of the ERP operating system.

(3)
Fiscal 1999 includes charges of $1.3 million associated with the settlement of a lawsuit, the Superior Street facility renovation related asset write-off, costs associated with the Y2K computer system conversion, and the write-off of inventory related to Suprex.

(4)
Fiscal 1998 includes impairment charges of $1.6 million associated with the write-off of intangibles and inventory related to the disposition of assets of the Suprex product line.

(5)
The pro forma data presented above removes the impact of the non-recurring charges listed above in notes (1) through (4), the operations of Geomation since fiscal 1998, and classifies the net gain on sales of capital equipment as a component of operating income.

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

    All references to "years" mean our fiscal year.

Sales Analysis and Review

2001 to 2000 Comparison

    Our sales for the year ended July 27, 2001 of $56,846,000 were three percent above fiscal 2000 sales of $55,183,000. Removing the impact of Geomation from both fiscal years, sales were up four percent. Sales of our core products (wastewater samplers, flow meters, and liquid chromatography products) were up seven percent or increased by $3,054,000 over last year. Sampler and chromatography sales increased by 17 percent or $3,123,000 and 10 percent or $957,000, respectively over the prior year while flow meter sales declined by nine percent or $1,026,000. The under performance in sales of flow meter sales for the current fiscal year was the result of a number of factors, including the disruption in product management.

    Sales of our non-core products (process monitoring, supercritical fluid extraction (SFE), syringe pumps, and Geomation products) were down by $1,952,000 or 17 percent from last year. Sales of non-core products were impacted by the reduction in sales associated with Geomation due to the sale of the net assets of this entity at the beginning of this fiscal year. Sales of our non-core products were down six percent for the year after removing sales of Geomation products from both fiscal years' results. The sales decline was driven by lower sales of SFE products partially offset by increased sales of syringe pump products.

    U.S. sales for the year were up three percent. U.S. sales of our core products for the year increased eight percent over fiscal 2000. Sales of samplers and liquid chromatography products accounted for the increase, offset by a decline in flow meter products. U.S. sales of our non-core products were down 34 percent. Removing the impact of Geomation, sales of non-core products decreased 19 percent over last year. Sales of SFE products accounted for the decline, offset somewhat by increased sales of syringe pump products.

    International sales for the year were up four percent. International sales of our core products for the same period increased five percent over last year. For the year, all of our core products showed sales increases. International sales of our non-core products for the year increased by two percent. Removing the impact of Geomation, sales of non-core products increased by five percent over last year. This increase was driven by sales of both SFE and syringe pump products.

    During the year we received net orders of $57.4 million. Net orders received were up six percent, a $3.2 million increase compared with last year. Removing the impact of Geomation from both fiscal years, fiscal year 2001 net orders were up nine percent over the prior year. The order backlog at July 27, 2001 was $5.4 million, up approximately 13 percent from the beginning of the fiscal year. The order backlog at July 28, 2000 included $18,000 for Geomation. As of September 28, 2001 our order backlog was $5,398,782, the majority of which is scheduled for delivery prior to July 26, 2002, the close of fiscal 2002.

2000 to 1999 Comparison

    Our sales for the year ended July 28, 2000 of $55,183,000 were six percent above fiscal 1999 sales of $51,911,000. Sales of our core products (wastewater samplers, flow meters, and liquid chromatography products) were up 11 percent or increased by $3,911,000 over the prior year. Liquid chromatography sales accounted for 79 percent or $3,097,000 of the increase in core product sales, samplers accounted for 17 percent or $645,000, and flow meters accounted for four percent or $169,000.

    Sales of our other products (process monitoring, supercritical fluid extraction (SFE), syringe pumps, and Geomation) were comparable to fiscal 1999 levels. Increased sales of SFE and syringe pumps products were offset by a decline in sales of Geomation products.

    U.S. sales of our core products increased 11 percent over fiscal 1999, with chromatography accounting for the majority of this increase. U.S. sales of our other products (process monitoring, supercritical fluid extraction (SFE), syringe pumps, and Geomation) increased by 10 percent compared to fiscal 1999. SFE and process monitoring domestic sales increased while syringe pump and Geomation sales were down compared to fiscal 1999.

    International sales of our core products increased by eight percent. Liquid chromatography products accounted for the majority of the international sales increase. International sales of non-core products were down 10 percent. The increase in sales of syringe pumps was more than offset by declines in sales of Geomation and process monitoring products.

    We received net orders of $54,168,000. This was comparable to net orders of $54,111,000 received in fiscal 1999. The order backlog at July 28, 2000 was $4,774,000, down 18 percent from the beginning of the year.

Operating Income Analysis and Review

    The following table summarizes, for the three years indicated, the percentages that certain components of the Consolidated Statements of Operations bear to net sales and the percentage change of such components (based on actual dollars) compared with the prior year.

	Year Ended			Year-to-Year Increase/(Decrease)
	Jul 27 2001	Jul 28 2000	Jul 30 1999	2001 vs. 2000	2000 vs. 1999
Net sales	100.0	100.0	100.0	3.0	6.3
Cost of sales	47.4	47.4	48.1	3.0	4.8

	52.6	52.6	51.9	3.0	7.7

Expenses:
Selling, general, and administrative	37.3	37.3	42.7	3.0	(7.2)
Research and engineering	9.3	10.0	11.6	(4.7)	(8.3)
Loss on impairments and sale of Geomation	—	3.7	0.7	—	—
ERP settlement/write-off	(0.8)	4.5	—	—	—

	45.8	55.5	55.0	(14.9)	7.0

Operating income (loss)	6.8	(2.9)	(3.1)	—	(4.4)

Non-operating income
Investment income	1.3	0.9	0.6	49.6	49.8
Interest expense	(0.6)	(0.7)	(0.6)	(10.5)	29.0
Other	(0.2)	0.8	1.3	—	(40.1)

	0.5	1.0	1.3	(51.6)	(29.1)

Earnings (loss) before income taxes	7.3	(1.9)	(1.8)	—	14.6
Income tax expense (benefit)	2.3	(0.2)	(0.6)	—	(59.4)

Net earnings (loss)	5.0	(1.7)	(1.2)	—	49.9

    The operating performances over the last four years have been negatively impacted by significant non-recurring charges. These items are identified under Item 6, Selected Financial Data. Pro forma data has been included in this selected financial data that removes the impact of these non-recurring charges and the operations of Geomation since fiscal 1998.

2001 to 2000 Comparison

    We had operating income of $3,853,000 for fiscal 2001 compared with a loss of $1,589,000 for fiscal 2000, an improvement of $5,442,000. There were several one-time items and a change in classification that impacted the results of both years and impacted the year-over-year improvement. Fiscal year 2000 incurred charges of $2,448,000 related to the write-off of the ERP operating system, $2,056,000 related to the loss on impairments and disposition of Geomation, and $786,000 from Geomation's operations. Fiscal year 2001 operating income reflects a $425,000 benefit from the settlement of our ERP lawsuit along with the benefit of $571,000 from the change in classification of net gain on sales of capitalized equipment that was reported as other income in prior years. Adjusting for the impact of these items to operating income, we incurred a decrease in operating income of approximately $844,000. This decrease was due primarily to increased selling expenses greater than the increased gross margin dollars generated on the higher sales volume. Our gross margin as a percentage of sales was 52.6 percent for fiscal year 2001, the same level as in 2000.

    The reported selling, general and administrative (SG&A) expenses, as a percentage of sales, remained level at 37.3 percent for fiscal 2000 and fiscal 2001 and on a dollar basis increased by $621,000. Fiscal year 2000 included expenses related to the Geomation operations of approximately $1,159,000 for the year compared to fiscal 2001 expenses of $76,000. Excluding the effects of the Geomation operations, SG&A, as a percentage of sales, increased from 35.7 percent to 37.3 percent from fiscal 2000 to fiscal 2001 and increased by $1,704,000. The increases are attributable to planned increases in sales and marketing personnel accounting for $1,000,000 of the increase, increased selling commissions of approximately $300,000, and various other areas such as travel and product promotional expenditures.

    Research and engineering expenses, as a percentage of sales, decreased slightly from 10.0 percent to 9.3 percent from fiscal 2000 to fiscal 2001 and on a dollar basis declined by $259,000 for the year. Fiscal year 2000 included costs associated with the Geomation operations of approximately $551,000 while fiscal year 2001 costs were $46,000. Excluding the effects of the Geomation operations, research and engineering expenses, as a percentage of sales, remained at 9.2 percent for both fiscal years and increased by $246,000. The increase is attributable to subcontracted product development activities.

    In total, non-operating income declined by $265,000 for the year. Investment income increased by $243,000 due to a larger investment balance available in fiscal 2001 compared to the prior year. The increase in investment income was offset by decreases in other non-operating income due to the net proceeds on the sales of used equipment being reported in net sales and costs of sales in fiscal 2001. Non-operating income included net proceeds on the sale of capitalized equipment of $662,000 in fiscal 2000.

    Our effective income tax rate for the year ended July 27, 2001 was 31.3 percent. For last year our effective income tax rate was 11.4 percent. The current year's effective rate was lower then the statutory rate due to tax benefits associated with Isco's foreign sales corporation and changes in the valuation allowance. The prior year's effective rate was significantly reduced due to the non-deductibility on the write-off of the intangible assets related to the disposition of Geomation.

2000 to 1999 Comparison

    We incurred an operating loss of $1,589,000 for fiscal 2000 compared with a loss of $1,663,000 for fiscal 1999. During the fourth quarter of the fiscal year, management determined that it was in the best interest of the shareholders to sell the Geomation operations. This decision was a result of reviewing the strategic fit of Geomation with the overall Isco strategy and the deterioration in the operating performance of Geomation during fiscal 2000. This decision resulted in recording a $2,056,000 operating loss on the impairments and disposition of Geomation assets. The net operating assets of Geomation were sold on October 16, 2000 to an investment group led by the current management of Geomation. Details related to this sale are disclosed in Note O of the financial statements.

    During the third quarter of the fiscal year, management decided not to complete the suspended implementation of the ERP operating system at the Isco-Lincoln facility. This implementation project was originally suspended during the third quarter of fiscal year 1999 because of continual software instability problems. This decision resulted in a non-cash operating charge of $2,448,000 for fiscal year 2000.

    Fiscal 1999 was negatively impacted from the write-off of undepreciated building components and associated charges incurred with the renovation of the Superior Street facility, resulting in the recording of an impairment loss of $396,000. Removing the impact of the impairments, write-offs, and disposition charges, operating income would have been $2,915,000 for fiscal 2000 and the operating loss for fiscal 1999 would have been $1,267,000, resulting in a year-over-year improvement of $4,182,000. This improvement is due to an improved gross margin and reduced operating expenses in dollars and as a percentage of sales.

    The gross margin, as a percentage of sales, improved to 52.6 percent in 2000 from 51.9 percent in 1999. This improvement was the result of several factors. We generated operational improvements at our Isco-Lincoln facility that resulted in reduced indirect manufacturing costs as a percentage of sales. These improvements resulted in approximately a $400,000 to $500,000 increase in profitability. These improvements were partially offset by a decrease in sales margins on process monitoring equipment, which had a margin impact of approximately $100,000.

    We reduced our selling, general, and administrative (SG&A) expenses by $1,607,000 and approximately five percent as a percentage of sales from the fiscal year 1999 level. This improvement was due to focused marketing reductions at STIP and advertising cutbacks, accounting for approximately 50% of the reduction. In addition, fiscal year 1999 was impacted by costs related to the Y2K conversion activity, providing for the majority of the remaining cost decrease.

    Research and engineering expenses declined by $498,000 and by approximately two percent as a percentage of sales from the fiscal year 1999 level. This improvement was a result of reductions in staffing at Isco-Lincoln and the timing of expenditures for product development projects.

    Investment income increased by approximately 50 percent compared to last year. This increase was a result of increased excess cash reserves available for investment in fiscal 2000 over fiscal 1999. Interest expense increased by approximately 29 percent compared to last year. This increase was due to the loan, obtained by Isco-Lincoln in December 1998, only being in place for a portion of fiscal 1999. Other non-operating income decreased by approximately 40 percent compared to 1999, resulting from reductions in the net proceeds on the sale of capitalized equipment.

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

Liquidity and Capital Resources

    Our overall cash and investments increased to $12.5 million from $7.3 million, an increase of $5.2 million. Operating activities generated $7.7 million of cash flow during fiscal 2001 compared with $3.3 million during fiscal 2000. This increase is due to improved operational performance and balance sheet management. The net income for fiscal year 2001 adjusted for depreciation, changes in deferred taxes, and other miscellaneous non-cash changes provided us with $6.4 million of cash from operations in addition to the $1.3 million of cash flow from net operating assets. The cash flow generated from operating assets came primarily from improvements in our accounts receivable and inventory management. In fiscal 2000 the net loss when adjusted for depreciation, the write-off of the ERP system, and the loss on the impairments and disposition of Geomation assets provided us with $6.4 million of cash from operations before $2.1 million of investments in net operating assets. We invested the cash generated from operations and maturities of investments held at the end of fiscal 2000 into long-term and short-term investments of $11.0 million and used cash of $1.0 million for the repayment of debt. Our net cash position increased by $1.1 million for fiscal year 2001 compared to a net cash decrease of $1.8 million in fiscal year 2000.

    At July 27, 2001, we had working capital of $18.7 million and a current ratio of 3.7:1. At year-end, our total long-term debt was $3.1 million with $1.1 million payable next year. In addition, we had lines of credit with various banks totaling $7.0 million of which $5.2 million was available for future business needs.

Factors Affecting Future Results

    During fiscal year 2001, we focused on identifying and implementing marketing and selling activities intended to grow sales, improve operational performance and profits, and improve our management of working capital. Although sales were up four percent compared with last year and orders were up seven percent, both were lower than our internal goals. However, in the context of a difficult global economy, we feel these results are reasonable. Although we are disappointed that net income from continuing operations declined somewhat, we are comfortable that our decision to maintain our planned spending increase in sales and marketing programs and infrastructure was sound, even though orders and sales were below budget. After two years of declining spending in sales and marketing, we feel these current investments will lead to profitable sales growth. We generated additional cash flow due to our improvements in accounts receivable and inventory turns.

    Looking forward to fiscal year 2002 and beyond, we feel that we can increase shareholder value through consistent growth in sales and income, coupled with efficient asset utilization. We have programs and activities in place to achieve these goals. However, the current unsettled global economic and political situation makes near-term performance uncertain. Consequently, we have implemented a conservative sales budget and profit plan for fiscal 2002. Although we are anticipating sales growth, the realities of a post-September 11th world could put our performance at risk. With approximately 70 percent of our sales coming from the regulatory driven environmental market, we recognize that we may be positively or negatively impacted by changes in governmental funding. Additionally, the strength of the U.S. dollar places pressure on our international business. Internally, we will continue to focus on improvements to our operations related to efficiencies and balance sheet management.

    We will continue to use product and market development as a means to achieve sales growth. Our strong financial position will allow us to selectively increase product development, sales, and marketing expenditures to capitalize on value creating opportunities. We are increasing funding for the commercialization of the monolithic media technology for chromatographic columns. This is a strategic project that will require sales and marketing expenditures above our historical spending levels. Although we expect some short-term downward pressure on earnings, we believe that the success of this program will build additional value for our shareholders.

    The consolidation of companies within our water quality market is ongoing. As a result, we are dealing with the effects of larger, well-financed competitors who also have the organizational resources and breadth of product lines to compete aggressively in the global marketplace. While we feel that we can effectively compete with these larger organizations on the basis of agility, speed, and responsiveness, they do continue to represent a potent threat.

Market Risk

    Interest rate risk and currency exchange risks are the primary market risks to which we are exposed. We do not use derivative financial or commodity instruments. Our other financial instruments include cash and cash equivalents, accounts and notes receivable, accounts and notes payable, and long-term debt. Our cash and cash equivalents, accounts and notes receivable, and accounts and notes payable balances are generally short-term in nature and do not expose our company to material market risk. At July 27, 2001, we had approximately $3.1 million of fixed rate debt. In addition, we had $7.0 million of variable rate credit facilities, of which approximately $1.5 million was outstanding under these credit facilities. We do not believe that changes in interest rates on the debt and credit facilities would have a material effect on our results of operations, given our current obligations under these debt and credit facilities.

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

Inflation

    The effect of inflation on our costs and our ability to pass on cost increases in the form of increased prices is dependent upon market conditions and the competitive environment. The general level of inflation in the U.S. economy has been relatively low for the past several years and has not, to date, had a significant effect on the cost of acquiring materials for production.

Item 8.  Financial Statements and Supplementary Data.

Independent Auditors' Report

Board of Directors and Shareholders
Isco, Inc.

    We have audited the accompanying consolidated balance sheets of Isco, Inc. and subsidiaries as of July 27, 2001 and July 28, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended July 27, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Isco, Inc. and subsidiaries as of July 27, 2001 and July 28, 2000, and the results of their operations and their cash flows for each of the three years in the period ended July 27, 2001 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Lincoln, Nebraska
October 8, 2001

ISCO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Year ended
	Jul 27 2001	Jul 28 2000	Jul 30 1999
Net sales	$56,846	$55,183	$51,911
Cost of sales	26,953	26,165	24,970

	29,893	29,018	26,941

Expenses:
Selling, general, and administrative	21,192	20,571	22,178
Research and engineering	5,273	5,532	6,030
Loss on impairments and sale of Geomation	—	2,056	396
ERP settlement/write-off	(425)	2,448	—

	26,040	30,607	28,604

Operating income (loss)	3,853	(1,589)	(1,663)

Non-operating income:
Investment income	733	490	327
Interest expense	(358)	(400)	(310)
Other, net	(126)	424	708

	249	514	725

Earnings (loss) before income taxes	4,102	(1,075)	(938)
Income tax expense (benefit) (Note H)	1,285	(123)	(303)

Net earnings (loss)	$2,817	$(952)	$(635)

Basic earnings (loss) per share	$0.50	$(0.17)	$(0.11)
Diluted earnings (loss) per share	$0.49	$(0.17)	$(0.11)
Weighted average number of shares outstanding (basic)	5,647	5,644	5,645

Weighted average number of shares outstanding (diluted)	5,802	5,644	5,645

The accompanying notes are an integral part of the consolidated financial statements.

ISCO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Columnar amounts in thousands)

	Jul 27 2001	Jul 28 2000
Assets
Current assets:
Cash and cash equivalents	$2,675	$1,589
Short-term investments (Note C)	2,430	1,981
Accounts receivable-trade, net (Note B)	9,269	9,934
Inventories (Note D)	8,775	9,059
Refundable income taxes	460	498
Deferred income taxes (Note H)	1,515	1,569
Other current assets	370	538

Total current assets	25,494	25,168
Property, plant, and equipment, net (Note E)	15,266	16,389
Long-term investments (Note C)	7,358	3,728
Deferred income taxes (Note H)	—	317
Other assets (Note F)	5,146	4,840

Total assets	$53,264	$50,442

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$950	$782
Accrued expenses (Note G)	3,321	3,167
Short-term borrowing (Note I)	1,503	1,815
Current portion of long-term debt (Note J)	1,056	993

Total current liabilities	6,830	6,757
Deferred income taxes (Note H)	789	—
Long-term debt, less current portion (Note J)	2,056	3,164
Commitments and contingencies (Note R)
Shareholders' equity (Notes K and P):
Preferred stock, $.10 par value, authorized 5,000,000 shares; issued none
Common stock, $.10 par value, authorized 15,000,000 shares; issued and outstanding 5,651,098 and 5,643,992 shares	565	564
Additional paid-in capital	37,929	37,697
Retained earnings	5,017	2,200
Accumulated other comprehensive income (loss)	78	60

Total shareholders' equity	43,589	40,521

Total liabilities and shareholders' equity	$53,264	$50,442

The accompanying notes are an integral part of the consolidated financial statements.

ISCO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Amounts in thousands, except per share data)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance, July 31, 1998	$567	$37,886	$4,352	$1	$42,806
Net loss			(635)		(635)
Unrealized investment loss				(4)	(4)
Translation adjustments				(7)	(7)

Total comprehensive loss					(646)
Cash dividends ($.10 per share)			(565)		(565)
Acquisition of common stock	(3)	(163)			(166)
Issuance of director options		17			17

Balance, July 30, 1999	$564	$37,740	$3,152	$(10)	$41,446
Net loss			(952)		(952)
Unrealized investment loss				(2)	(2)
Translation adjustments				72	72

Total comprehensive loss					(882)
Reversal of director options (Note K)		(43)			(43)

Balance, July 28, 2000	$564	$37,697	$2,200	$60	$40,521
Net earnings			2,817		2,817
Unrealized investment loss				(27)	(27)
Translation adjustments				45	45

Total comprehensive income					2,835
Director's deferred stock units		199			199
Issuance of common stock and exercise of stock options	1	33			34

Balance, July 27, 2001	$565	$37,929	$5,017	$78	$43,589

The accompanying notes are an integral part of the consolidated financial statements.

ISCO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Columnar amounts in thousands)

	Jul 27 2001	Jul 28 2000	Jul 30 1999
Cash flows from operating activities:
Net earnings (loss)	$2,817	$(952)	$(635)
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	2,192	2,569	2,415
Deferred income taxes	1,147	(433)	62
Gain on sale of investments	—	—	(4)
Gain on sale of property, plant, and equipment	(94)	(54)	(222)
Provision for doubtful accounts	96	(71)	(11)
Loss on impairments and sale of Geomation (Note S)	—	2,056	—
Write-off of ERP Operating System (Note E)	—	2,448	—
Undistributed losses of AFTCO	109	160	254
Change in operating assets and liabilities:
Accounts receivable-trade	502	(504)	(1,367)
Inventories	265	(399)	670
Refundable income taxes	39	(116)	(103)
Other current assets	184	(119)	254
Accounts payable	179	(994)	(80)
Accrued expenses	179	(12)	390
Income taxes payable	—	—	(18)
Other	46	(281)	(175)

Total adjustments	4,844	4,250	2,065

Net cash flows from operating activities	7,661	3,298	1,430

Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	—	—	1,963
Proceeds from maturity of held-to-maturity securities	7,000	—	250
Proceeds from sale of property, plant, and equipment	209	2,431	872
Purchase of held-to-maturity securities	(10,992)	(5,461)	—
Purchase of available-for-sale securities	—	(250)	—
Purchase of property, plant, and equipment	(1,702)	(1,405)	(9,016)
Other	26	—	7

Net cash flows from investing activities	(5,459)	(4,685)	(5,924)

Cash flows from financing activities:
Cash dividends paid	—	—	(565)
Net change in short-term borrowings	(150)	485	319
Proceeds from long-term debt	—	—	5,000
Repayment of long-term debt	(988)	(932)	(508)
Issuance (purchase) of common stock and exercise of stock options	22	—	(166)

Net cash flows from financing activities	(1,116)	(447)	4,080

Cash and cash equivalents:
Net increase (decrease)	1,086	(1,834)	(414)
Balance at beginning of year	1,589	3,423	3,837

Balance at end of year	$2,675	$1,589	$3,423

See Note M for supplemental cash flow information.

The accompanying notes are an integral part of the consolidated financial statements.

ISCO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended July 27, 2001, July 28, 2000, and July 30, 1999
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

    Basis of Presentation.  The consolidated financial statements include the accounts of Isco, Inc. and its wholly owned subsidiaries. All inter-company transactions and accounts have been eliminated. Investments in which the Company exercises significant influence over operating and financial policies are accounted for using the equity method.

    For fiscal reporting purposes, the Company operates under a 52/53-week year, ending on the last Friday of July. Fiscal 2001, 2000 and 1999 contained 52 weeks.

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

    Long-Lived Assets.  The Company reviews long-lived assets and certain intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, the expected future cash flows (undiscounted and without interest charges) resulting from the use of the asset are estimated and an impairment loss is recognized if the sum of such cash flows is less than the carrying amount of the asset. Should such an assessment indicate that the value of a long-lived asset or goodwill is impaired, an impairment loss is recognized for the difference between the carrying value of the asset and its estimated fair value. Impairments recognized by the Company during fiscal year 2000 are discussed in Notes E and O.

    Property, Plant, and Equipment.  Property, plant, and equipment are stated at historical costs. Depreciation is provided using the straight-line and declining balance methods over estimated useful asset lives of 10 to 40 years for buildings and improvements and 3 to 20 years for machinery and equipment.

    Other Assets.  Intangible assets are amortized on a straight-line basis over estimated useful lives of 3 to 15 years. Intangibles include intellectual property, engineering drawings, patents, licenses, customer or market lists, and trade names. The Company's investment in the AFTCO joint venture is accounted for under the equity method. The equity method goodwill of approximately $750,000 is being amortized on a straight-line basis over 10 years.

    Revenue Recognition.  Revenues are recorded when products are shipped to customers or, in instances where service is performed to customer requirements, upon the successful completion of such service. The Company is generally not contractually obligated to accept returns, except for defective products.

    Foreign Currency Translation.  The U.S. dollar is the functional currency of the Company's wholly owned Swiss subsidiary. The Deutsche mark (DM) is the functional currency of the Company's wholly owned German subsidiary. Exchange gains and losses resulting from transactions denominated in currencies other than the U.S. dollar are included in the results of operations for the year. Assets and liabilities are translated to U.S. dollars at current exchange rates as of each balance sheet date. Income and expense items are translated using average exchange rates during the year. Cumulative currency translation adjustments are presented as a component of accumulated other comprehensive income (loss). Transaction gains and losses and unrealized gains and losses on inter-company receivables have not been material to date.

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

    Stock-Based Compensation.  The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board Option No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price. Stock option grants to non-employees are accounted for at the fair value of the stock option grant in accordance with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." Directors deferred stock units are recorded as compensation expense at fair value on the date the units are earned by the director for service on the Company's board of directors.

    Earnings (Loss) Per Share.  Basic earnings (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding during the period and the dilutive effect of stock options and common stock equivalents outstanding using the treasury stock method.

    Comprehensive Income (Loss).  Comprehensive income (loss) for all periods presented consists of net earnings (loss), unrealized gain (loss) on securities available for sale, and foreign currency translation adjustments. These results are incorporated into the Consolidated Statements of

Shareholders' Equity. The accumulated other comprehensive income (loss) related to securities available-for-sale and to foreign currency translation adjustments are ($29,000) and $107,000 at July 27, 2001 and ($2,000) and $62,000 at July 28, 2000, respectively.

    Reclassifications.  Certain reclassifications have been made to the prior years' financial statements to conform to the current year's presentation.

    Accounting Pronouncements.  In July 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

    In July 2001 the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001, with optional early adoption permitted. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

Note B. Allowance for Doubtful Accounts.

	2001	2000	1999
Allowance at beginning of period	$157	$198	$286
Provision for doubtful accounts	96	(71)	(11)
Accounts written-off (recovered)	(129)	30	(77)

Allowance at end of period	$124	$157	$198

Note C.  Investments.

    Gross gains of $0, $0, and $4,000, and no gross losses were recognized in fiscal 2001, 2000, and 1999, respectively.

    As of July 27, 2001:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Carrying value
Short-term investments:
Held-to-maturity securities:
Corporate bonds	$2,430	$49	$—	$2,479	$2,430

Total short-term investments	2,430	49	—	2,479	2,430

Long-term investments:
Held-to-maturity securities:
Government agency bonds	4,499	26	—	4,525	4,499
Corporate bonds	2,652	40	—	2,692	2,652

Total held-to-maturity securities	7,151	66	—	7,217	7,151

Available-for-sale securities:
Mutual funds	250	—	43	207	207

Total long-term investments	7,401	66	43	7,424	7,358

	$9,831	$115	$43	$9,903	$9,788

    As of July 28, 2001:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Carrying value
Short-term investments:
Held-to-maturity securities:
Corporate bonds	$1,981	$—	$1	$1,980	$1,981

Total short-term investments	1,981	—	1	1,980	1,981

Long-term investments:
Held-to-maturity securities:
Government agency bonds	2,491	—	5	2,486	2,491
Corporate bonds	990	—	2	988	990

Total held-to-maturity securities	3,481	—	7	3,474	3,481

Available-for-sale securities:
Mutual funds	250	—	3	247	247

Total long-term investments	3,731	—	10	3,721	3,728

	$5,712	$—	$11	$5,701	$5,709

Note D.  Inventories.

	2001	2000
Raw materials	$3,489	$4,341
Work-in-process	2,883	3,476
Finished goods	2,403	1,242

	$8,775	$9,059

    Had inventories been valued on the first-in, first-out (FIFO) basis, they would have been approximately $1,967,000 and $1,764,000 higher than reported on the last-in, first-out (LIFO) basis at July 27, 2001 and July 28, 2000, respectively. Approximately 77 and 72 percent of inventory has been valued by the LIFO method at July 27, 2001 and July 28, 2000, respectively.

Note E.  Property, Plant, and Equipment.

	2001	2000
Land	$413	$413
Buildings and improvements	11,567	11,682
Machinery and equipment	16,099	16,449
Software	1,496	1,561
Construction-in-progress	140	167

	29,715	30,272
Less accumulated depreciation	14,449	13,883

	$15,266	$16,389

    In fiscal 2000 management of the Company determined that the previously suspended implementation of the enterprise resource planning (ERP) operating software system for the Isco-Lincoln facility would not be completed. As a result of this decision, the Company wrote-off software and related computer hardware assets of $2,448,000. During fiscal 2001, the Company received $425,000 in settlement of claims relating to the ERP system. The write-off and related recovery are recorded as a component of operating expenses in the consolidated statements of operations.

    Fiscal year 1999 results of operations include a charge in selling, general and administrative expenses of $396,000 for write-offs of undepreciated building components and other assets that were associated with the renovation of the Superior Street facility.

Note F.  Other Assets.

	2001	2000
Intangibles, net of accumulated amortization of $535,000 and $391,000	$1,151	$1,295
Investment in AFTCO, net of accumulated amortization of $250,000 and $175,000	639	823
Cash value of life insurance	1,425	1,437
Notes receivable due March 2008 at 8.0%—related party	1,000	1,000
Other	931	285

	$5,146	$4,840

    Summarized financial information for AFTCO is as follows:

	2001	2000	1999
Net sales	$2,108	$1,689	$1,357
Net loss	141	359	546
Current assets	893	906	870
Property and equipment, net	124	160	198
Current liabilities	750	657	301
Partners' capital	267	408	767

Note G.  Accrued Expenses.

	2001	2000
Salaries, wages, and commissions	$1,634	$1,480
Vacation/personal time	783	710
Profit sharing contribution	303	345
Property, payroll, and sales tax	294	272
Other	307	360

	$3,321	$3,167

Note H.  Income Taxes.

    Income tax expense (benefit) consists of:

	2001	2000	1999

Federal:
Current	$36	$228	$(309)
Deferred	933	(363)	(32)
State:
Current	—	9	(28)
Deferred	188	(24)	32
International:
Current	76	73	(28)
Deferred	106	(108)	(158)
Change in valuation allowance	(54)	62	220

	$1,285	$(123)	$(303)

    The provision for income taxes is reconciled with the amount of income taxes computed at the federal statutory rate as follows:

	2001	2000	1999

Computed "expected" federal tax expense (benefit)	$1,395	$(366)	$(319)
State income taxes, net of federal tax benefit	224	(43)	(37)
International income taxes	(20)	(40)	(28)
Exempt foreign sales corporation income	(198)	(161)	—
Tax-exempt income	—	—	(29)
Permanent differences on intangibles	30	639	97
Prior years' federal & state income tax adjustments	—	(146)	(193)
Other	(92)	(68)	(14)
Change in valuation allowance	(54)	62	220

	$1,285	$(123)	$(303)

    The July 27, 2001 and July 28, 2000 components of deferred income tax assets and liabilities resulting from temporary differences between financial and tax reporting are as follows:

	2001	2000

Deferred tax assets:
Uniform capitalization of inventory costs	$350	$478
Vacation/personal time	177	167
Reserve for doubtful accounts	37	41
Suprex intangibles	482	530
Net operating, capital and AMT credit loss carry forwards	878	1,773
Research and development credit carry forwards	461	365
Other	188	154

Gross deferred tax assets	2,573	3,508
Valuation allowance	(278)	(332)
Deferred tax liabilities:
Depreciation	(1,569)	(1,287)
Other	—	(3)

Gross deferred tax liabilities	(1,569)	(1,290)

Net deferred tax assets	$726	$1,886

    At July 27, 2001, the Company had United States net operating loss carry forwards of approximately $400,000 which expire in fiscal years 2003 through 2020 and an additional German net operating loss carry forward of $1,400,000 which is not subject to expiration. At July 27, 2001, the Company had a net capital loss carry forward of approximately $58,000, which expires in fiscal year 2003. Realization of deferred tax assets associated with the net operating loss and credit carry forwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization is not assured for deferred tax assets, management believes it is more likely than not that most deferred tax assets will be realized through future taxable earnings or alternative tax strategies. For certain of the net operating loss and tax credit carry forwards related to subsidiary operations, management believes a greater degree of risk in realization exists and portions may expire unused. Accordingly, management has established a valuation allowance against them.

Note I.  Short-term Borrowing.

    At July 27, 2001, the Company had available $7,000,000 in lines of credit expiring February 28, 2002. The $7,000,000 line is secured by inventory, accounts receivable, equipment, and intangibles. The lines of credit also support the revolving credit agreements of the Company's German subsidiary, STIP. As such, availability under the lines of credit is reduced by the credit available under those revolving credit agreements, currently DM4,000,000 (US$1,800,000).

    The Company's German subsidiary maintains a revolving credit agreement that provides for borrowing up to DM4,000,000 (US$1,800,000) guaranteed by the Company. This agreement provides for interest rates ranging from 4.7 percent to 8.5 percent and is renewable on a quarterly basis. The amount outstanding at July 27, 2001 and July 28, 2000 was $1,503,000 and $1,815,000, respectively.

    The net amount available for borrowing to the Company, under the lines of credit and revolving credit agreements, at July 27, 2001 was approximately $5,200,000 at a variable rate of 5.75 percent.

Note J.  Long-term Debt.

    Long-term debt at July 27, 2001 and July 28, 2000 consists of the following:

	2001	2000

Isco, Inc.
Note due December 2003, 6.50%	$2,615	$3,585
STIP
Note due March 2009, 7.50%	173	215
Note due June 2003, 7.50%	324	357

	3,112	4,157
Less current portion of long-term debt	1,056	993

	$2,056	$3,164

    In December 1998 Isco, Inc. borrowed $5,000,000 from its primary commercial bank. This term loan is repayable in equal installments over 60 months. The note is secured by inventory, accounts receivable, equipment, and intangibles. Under the terms of the loan agreement the Company is required to maintain a minimum net worth and specified fixed charge coverage and net worth ratios.

    The STIP note due March 2009 is repayable in annual installments of DM50,000 (US$22,000) with interest payable on a quarterly basis. The STIP note due June 2003 requires quarterly interest payments with principal due at June 2003.

    At July 27, 2001, future principal payments due on debt in each of the next five fiscal years are as follows: 2002, $1,056,000; 2003, $1,451,000; 2004, $501,000; 2005, $22,000; 2006, $22,000 and thereafter, $60,000.

Note K. Stock Option Plans.

    Isco had three stock option plans in effect at July 27, 2001: the 1985 Incentive Stock Option Plan (1985 Plan), the 1996 Stock Option Plan (1996 Plan), and the 1996 Outside Directors' Stock Option Plan (1996 Directors' Plan). Under each of these plans, options may be granted only during the 10 years following the inception of the plan.

    In July 1985 the Company adopted the 1985 Plan, which authorized the future issuance of up to 174,570 shares to officers and key employees. During fiscal 1997, the Company adopted the 1996 Plan, which authorized the future issuance of up to 250,000 shares to officers, key employees, and designated individuals. This plan was amended in fiscal year 2000 to increase the number of shares available for options to 500,000. Under both plans, qualified options are to be granted at not less than 100 percent of the fair market value of the common stock when granted. The options are exercisable over a period not greater than 10 years from the date of grant. A portion of the options are immediately exercisable at date of grant and the remainder are contingent upon achieving specified annual revenue and operating income targets. The 1996 Plan also authorized the issuance of non-qualified options that may be granted at not less than 80 percent of the fair market value of the common stock when granted.

    During fiscal 1997 the Company adopted the 1996 Directors' Plan, which authorized the future issuance of up to 100,000 shares to non-employee directors of the Company. The options are exercisable, at the date of grant, over a period not greater than 10 years. Prior to fiscal year 2000, at the time the options were granted, the fair value of the options were recorded as compensation expense and this value was added to additional paid-in capital. During fiscal year 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." This interpretation requires that for purposes of accounting for certain stock options granted to outside directors that they be treated as employees. Adoption of this interpretation during fiscal 2000 required reversing previously recognized compensation expense and debiting additional paid-in capital in the amount of $43,000.

    Stock option activity under the Plans is as follows:

	Stock Options
	1985 Plan		1996 Plan		1996 Directors' Plan
	Shares	Weighted Average Option Price	Shares	Weighted Average Option Price	Shares	Weighted Average Option Price

Outstanding, July 31, 1998	131,110	$12.03	204,724	$9.07	6,667	$9.23
Granted	—	—	—	—	4,000	$5.50

Outstanding July 30, 1999	131,110	$12.03	204,724	$9.07	10,667	$7.83

Granted	—	—	75,448	$4.99	5,417	$5.28
Canceled	(18,170)	$13.04	(21,224)	$9.19	—	—

Outstanding July 28, 2000	112,940	$11.85	258,948	$7.87	16,084	$6.97
Granted	—	—	321,912	$4.25	5,000	$7.25
Exercised	—	—	(5,250)	$4.25	—	—
Canceled	—	—	(127,350)	$9.46	(3,250)	$6.87

Outstanding July 27, 2001	112,940	$11.85	448,260	$4.86	17,834	$7.07

    The following table summarizes information about stock options outstanding at July 27, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding at July 27, 2001	Weighted Average Remaining Contractual Life	Weighted Average Option Price	Shares Exercisable at July 27, 2001	Weighted Average Option Price

$4.00 to 6.00	410,746	8.7	$4.40	115,979	$4.63
$6.01 to 8.00	5,000	9.4	$7.25	5,000	$7.25
$8.01 to 10.00	77,979	4.1	$9.47	65,979	$9.38
$10.01 to 12.00	16,769	1.4	$10.11	15,009	$10.11
$12.01 to 14.00	68,540	1.4	$13.04	54,860	$13.04

    No compensation cost has been recorded relative to the option plans. The pro forma effect on fiscal 2001, 2000, and 1999 net earnings (loss) and earnings (loss) per basic share of accounting for stock-based compensation using the fair value method required by Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" is approximately $320,000 and $.06, $267,000 and $.05, and $17,000 and $.00, respectively. The fair value for options granted under the 1996 Directors' Plan and 1996 Plan was estimated at the date of grant using the Black Scholes pricing model with the following assumptions for 2001, 2000, and 1999, respectively: dividend yield of 0.0 percent; expected volatility of 88, 106, and 67 percent; risk free interest rate of 5.24, 6.22, and 4.65 percent; and expected lives of seven years.

Note L.  Retirement Plan.

    The Company has a defined contribution retirement plan covering Isco, Inc. employees who satisfy age and service requirements. The Company makes annual contributions to the plan of approximately 7% of defined pre-tax earnings. Company contributions to the plan are limited to 15% of aggregate compensation of the participants. The Company's contributions approximated $303,000, $345,000, and $0 for the fiscal years 2001, 2000, and 1999, respectively.

    Within the plan is a 401(k) salary reduction feature. Under the terms of the salary reduction feature, an employee may reduce his or her salary by up to 12%. The Company matches the reduction, up to 10%, with a 20% matching contribution. The combined amount is then contributed to the plans on behalf of the employee. During fiscal years 2001, 2000, and 1999, the Company made matching contributions of approximately $166,000, $175,000, and $175,000, respectively.

Note M.  Supplemental Cash Flow Information.

    During fiscal years 2001, 2000, and 1999, the Company made income tax payments (received refunds) of approximately $17,000, $425,000, and ($252,000), respectively.

    During fiscal years 2001, 2000, and 1999, the Company made interest payments of $358,000, $410,000, and $310,000, respectively.

Note N. Geographic and Product Group Sales and Geographic Long-lived Assets.

	2001	2000	1999
Net Sales:
United States	$41,896	$40,792	$37,371
Europe	8,651	8,514	8,477
Asia	3,355	2,860	3,146
Other	2,944	3,017	2,917

	$56,846	$55,183	$51,911

	2001	2000	1999
Net Sales:
Samplers	21,836	18,713	18,068
Flow Meters	10,996	12,022	11,853
Chromatography	11,073	10,116	7,019
Other*	12,941	14,332	14,971

	$56,846	$55,183	$51,911

*
Other includes non-core products and service revenues

	2001	2000
Long-lived Assets:
United States	$20,152	$20,849
Europe	260	380

	$20,412	$21,229

Note O. Acquisitions and Disposals.

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

	2001	2000	1999
	(in thousands, except per share data)
Pro forma data, (unaudited)
Pro forma net sales	$56,733	$53,748	$49,847
Pro forma operating income (loss)	3,990	1,300	(1,237)
Pro forma net income (loss)	2,847	1,357	(238)
Pro forma earnings (loss) per share—basic	$0.50	$0.24	$(0.04)
Pro forma earnings (loss) per share—diluted	$0.49	$0.24	$(0.04)

    On March 31, 1998, the Company and AMJ Equipment Corporation, Lakeland, Florida, completed the formation of Advanced Flow Technologies Partnership, Ltd. (AFTCO), a limited partnership located in Lakeland, Florida. Each partner owns 50 percent of AFTCO. AFTCO designs, manufactures, and markets electromagnetic flow meters.

Note P. Earnings Per Share.

    The following table provides a reconciliation between basic and diluted earnings (loss) per share:

Computation of earnings (loss) per share

	2001	2000	1999
Earnings (loss) for both basic and diluted earnings (loss) per share	$2,817	$(952)	$(635)

Weighted average outstanding shares for basic earning (loss) per share	5,647	5,644	5,645
Effect of diluted earnings per share:
Common stock equivalents and dilutive stock options	155	—	—

Shares outstanding for diluted earnings (loss) per share	5,802	5,644	5,645

Earnings (loss) per share:
Basic	$0.50	$(0.17)	$(0.11)

Diluted	$0.49	$(0.17)	$(0.11)

    Options and other common stock equivalents to purchase 164,538 shares, 364,529 shares, and 339,352 shares of common stock were outstanding during the periods ended July 27, 2001, July 28, 2000, and July 30, 1999, respectively, but were not included in the computation of diluted earnings (loss) per share because of the net loss incurred or the options' exercise price was greater than the average market price of the common stock and, therefore, their effect would be anti-dilutive.

Note Q. Commitments and Contingencies.

Commitments.

    In the normal course of business, the Company is involved in various legal actions. It is management's opinion that none of these legal actions will materially affect the financial position or results of operations of the Company.

    AFTCO has a $1,000,000 line of credit commitment from the Company's primary commercial bank. The Company is the guarantor of this line.

    Isco has commitments under long-term operating leases for building space and equipment, many of which contain renewal options. Rent expense incurred on operating leases for fiscal years 2001, 2000, and 1999 was $296,000, $384,000, and $329,000, respectively. Future minimum rentals on operating leases with non-cancelable lease terms at July 27, 2001 aggregate $615,000 and are payable by fiscal years as follows: 2002, $266,000; 2003, $205,000; 2004, $123,000; and 2005, $21,000. Isco, Inc., via Geomation, Inc., continues to lease the facilities that house the Geomation operations. Geomation, Inc. entered into a sublease agreement with the new entity that purchased the assets of Geomation, Inc. The lease for this facility expires August 31, 2004. The effects of these sublease arrangements have not been considered against the future minimum rentals.

Statements of Operations by Quarter. (unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2001	2000	2001	2000	2001	2000	2001	2000
Net sales	$13,481	$13,183	$15,432	$13,508	$13,780	$13,950	$14,153	$14,542
Cost of sales	6,283	6,094	7,133	6,184	6,667	6,601	6,870	7,286

	7,198	7,089	8,299	7,324	7,113	7,349	7,283	7,256

Expenses:
Selling, general and administrative	5,470	5,072	5,184	5,136	5,419	5,231	5,119	5,132
Research and engineering	1,330	1,403	1,261	1,291	1,349	1,429	1,333	1,409
Loss on impairments and sale of Geomation	—	—	—	—	—	—	—	2,056
ERP settlement/write-off	—	—	(425)	—	—	2,448	—	—

	6,800	6,475	6,020	6,427	6,768	9,108	6,452	8,597

Operating income (loss)	398	614	2,279	897	345	(1,759)	831	(1,341)
Non-operating income (loss):
Investment income	157	65	199	76	183	201	194	148
Interest expense	(94)	(98)	(92)	(105)	(89)	(89)	(83)	(108)
Other, net	6	124	2	124	(55)	58	(79)	118

	69	91	109	95	39	170	32	158

Earnings (loss) before income taxes	467	705	2,388	992	384	(1,589)	863	(1,183)
Income tax expense (benefit)	196	284	759	339	144	(579)	186	(167)

Net earnings (loss)	$271	$421	$1,629	$653	$240	$(1,010)	$677	$(1,016)

Basic earnings (loss) per share	$0.05	$0.07	$0.29	$0.12	$0.04	$(0.18)	$0.12	$(0.18)

Diluted earnings (loss) per share	$0.05	$0.07	$0.28	$0.12	$0.04	$(0.18)	$0.12	$(0.18)

Weighted average basic shares outstanding	5,645	5,644	5,646	5,644	5,647	5,644	5,651	5,644

Weighted average diluted shares outstanding	5,673	5,664	5,781	5,669	5,862	5,644	5,857	5,644

Quarterly per share amounts may not add to annual total due to rounding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

    Incorporated by reference from the Isco, Inc., Proxy Statement for Annual Meeting of Shareholders to be held December 13, 2001, under the captions ELECTION OF DIRECTORS, LIST OF CURRENT EXECUTIVE OFFICERS OF THE COMPANY, and ADDITIONAL INFORMATION—Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Item 11.  Executive Compensation.

    Incorporated by reference from the Isco, Inc., Proxy Statement for Annual Meeting of Shareholders to be held December 13, 2001, under the caption EXECUTIVE COMPENSATION.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

    Incorporated by reference from the Isco, Inc., Proxy Statement for Annual Meeting of Shareholders to be held December 13, 2001, under the captions GENERAL and ELECTION OF DIRECTORS.

Item 13.  Certain Relationships and Related Transactions.

    None.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

				page number
a.	The following documents are filed as a part of this report:
	1.	Financial Statements:
			Independent Auditors' Report	14
			Consolidated Statements of Operations for fiscal years ended July 27, 2001, July 28, 2000, and July 30, 1999	15
			Consolidated Balance Sheets at July 27, 2001 and July 28, 2000	16
			Consolidated Statements of Shareholders' Equity for fiscal years ended July 27, 2001, July 28, 2000, and July 30, 1999	17
			Consolidated Statements of Cash Flows for fiscal years ended July 27, 2001, July 28, 2000, and July 30, 1999	18
			Notes to Consolidated Financial Statements	19
			Financial statements of the Registrant's subsidiaries are omitted because the Registrant is, primarily, an operating company and the subsidiaries are wholly owned.	—
	2.	Schedules:
			Schedules other than those listed above are omitted for the reason that they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.
b.	Reports on Form 8-K filed for the three months ended July 27, 2001:
		1.	None
c.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K):
	(3)	(i)	Articles of Incorporation as amended and restated through July 26, 1985 [Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, File No. 2-99303 (the "Form S-1")]	—
		(ii)	By-laws as amended through July 19, 2001	38
	(10)	Material contracts:
		(iii) (a)	1985 Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.1 (ii) of the Form S-1)	—

	(b)	Directors' Deferred Compensation Plan (Incorporated by reference to Registration Statement of Form S-8, File No. 333-00421)	—
	(c)	1996 Stock Option Plan (Incorporated by reference to Registration Statement of Form S-8, File No. 333-16637)	—
	(d)	1996 Outside Directors' Stock Option Plan (Incorporated by reference to Registration Statement of Form S-8, File No. 333-16637)	—
(21)	List of Isco's Subsidiaries:
		Isco Instruments (Europe) GmbH (organized under the laws of Switzerland)
		Isco, Ltd. (organized under the laws of Barbados)
		Isco Holdings, Inc. (formerly Geomation, Inc.) (incorporated in Nebraska)
		STIP ISCO GmbH (organized under the laws of Germany)
(23)	Independent Auditors' Consent		45
(99)	Plan Year 2001 Financial Statements of the Isco, Inc. Retirement Plu$ Plan		46

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISCO, INC.

By:	/s/ ROBERT W. ALLINGTON Robert W. Allington, Chief Executive Officer and Director	By:	/s/ VICKI L. BENNE Vicki L. Benne, Treasurer and Chief Financial Officer
Date: October 23, 2001		Date: October 23, 2001
By:	/s/ DOUGLAS M. GRANT Douglas M. Grant, President, Chief Operating Officer and Director	By:	/s/ DONALD E. WADEMAN Donald E. Wademan, Controller
Date: October 23, 2001		Date: October 23, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ DALE L. YOUNG Dale L. Young, Secretary and Director	By:	/s/ JAMES L. LINDERHOLM James L. Linderholm, Director
Date: October 23, 2001		Date: October 23, 2001
By:	/s/ JAMES L. CARRIER James L. Carrier, Director	By:	/s/ RONALD K. JESTER Ronald K. Jester, Director
Date: October 23, 2001		Date: October 23, 2001
By:	/s/ PHILIP M. WITTIG Philip M. Wittig, Director
Date: October 23, 2001

QuickLinks

PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for the Registrant's Common Equity and Related Stockholders Matters.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES