Form 10-Q
period 2001-10-26
ISCO INC
filed 2001-12-07
CIK 773730

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 26, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-14429

ISCO, INC.
(Exact name of registrant as specified in its charter)

Nebraska (State of Incorporation)	47-0461807 (I.R.S. Employer Identification No)
4700 Superior Street, Lincoln, Nebraska (Address of principal executive offices)	68504-1398 (Zip Code)

(402) 464-0231
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 23, 2001.

Common Stock, $0.10 par value Class	5,662,673 Number of Shares

ISCO, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

			Page Number
PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements
		Condensed Consolidated Statements of Operations	3
		Condensed Consolidated Balance Sheets	4
		Condensed Consolidated Statements of Cash Flows	5
		Notes to Condensed Consolidated Financial Statements	6
	Item 2.	Management's Discussion and Analysis	8
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	11
PART II.	OTHER INFORMATION
	Item 6.	Exhibits and Reports on Form 8-K	12
SIGNATURES			12

ISCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(Amounts in thousands, except per share data)

	Three months ended
	Oct 26 2001	Oct 27 2000
Net sales	$15,426	$13,481
Cost of sales	7,187	6,283

	8,239	7,198

Operating expenses:
Selling, general, & administrative	5,381	5,470
Research and engineering	1,376	1,330

	6,757	6,800
Income from operations	1,482	398
Other income (expense):
Investment income	179	157
Interest expense	(78)	(94)
Other, net	(63)	6

	38	69

Income before income taxes	1,520	467
Provision for income taxes	490	196

Net income	$1,030	$271

Basic earnings per share	$0.18	$0.05

Diluted earnings per share	$0.18	$0.05

Weighted average number of shares outstanding—basic	5,656	5,645
Additional shares assuming exercise of common stock equivalents and dilutive stock options	185	28

Weighted average number of shares outstanding—diluted	5,841	5,673

    The accompanying notes are an integral part of the condensed consolidated financial statements.

ISCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(Columnar amounts in thousands)

	Oct 26 2001	Jul 27 2001
Assets
Current assets:
Cash and cash equivalents	$2,247	$2,675
Short-term investments	2,227	2,430
Accounts receivable—trade, net of allowance for doubtful accounts of $128,000 and $124,000	9,607	9,269
Inventories (Note 3)	8,818	8,775
Refundable income taxes	—	460
Deferred income taxes	1,645	1,515
Other current assets	475	370

Total current assets	25,019	25,494
Property and equipment, net of accumulated depreciation of $14,927,000 and $14,449,000	15,404	15,266
Long-term investments	8,747	7,358
Other assets (Note 4)	4,911	5,146

Total assets	$54,081	$53,264

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,267	$950
Accrued expenses	2,741	3,321
Income taxes payable	97	—
Short-term borrowing	1,584	1,503
Current portion of long-term debt	1,076	1,056

Total current liabilities	6,765	6,830
Deferred income taxes	846	789
Long-term debt, less current portion	1,827	2,056
Shareholders' equity
Preferred stock, $.10 par value, authorized 5,000,000 shares; issued none	—	—
Common stock, $.10 par value, authorized 15,000,000 shares; issued and outstanding 5,662,673 and 5,651,098	566	565
Additional paid-in capital	37,991	37,929
Retained earnings	6,047	5,017
Accumulated other comprehensive income (loss) (Note 5)	39	78

Total shareholders' equity	44,643	43,589

Total liabilities and shareholders' equity	$54,081	$53,264

    The accompanying notes are an integral part of the condensed consolidated financial statements.

ISCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(Columnar amounts in thousands)

	Three months ended
	Oct 26 2001	Oct 27 2000
Cash flows from operating activities:
Net income	$1,030	$271
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	580	566
Deferred income taxes	(90)	171
Change in operating assets and liabilities	(115)	603
Other	1	(102)

Total adjustments	376	1,238

Cash flows from operating activities	1,406	1,509

Cash flows from investing activities:
Proceeds from maturity of held-to-maturity securities	4,000	500
Purchase of held-to-maturity securities	(2,411)	(1,936)
Purchase of available-for-sale securities	(2,752)	—
Proceeds from sale of property and equipment	132	55
Purchase of property and equipment	(740)	(440)
Other	190	—

Cash flows from investing activities	(1,581)	(1,821)

Cash flows from financing activities:
Net change in short-term borrowings	(48)	(170)
Repayment of long-term debt	(252)	(232)
Issuance of common stock and exercise of stock options	47	12

Cash flows from financing activities	(253)	(390)

Cash and cash equivalents:
Net decrease	(428)	(702)
Balance at beginning of year	2,675	1,589

Balance at end of period	$2,247	$887

Supplemental disclosures of cash flows:

    The Company made income tax payments (received refunds) of $0 and ($3,000) during the three-month periods ended October 26, 2001 and October 27, 2000, respectively.

    The Company made interest payments of $78,000 and $67,000 during the three-month periods ended October 26, 2001 and October 27, 2000, respectively.

    The accompanying notes are an integral part of the condensed consolidated financial statements.

ISCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 26, 2001

(Unaudited)
(Columnar amounts in thousands, except per share data)

    Note 1:  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the adjustments necessary for a fair presentation of the financial position of the Company and the results of operations and cash flows for the interim periods presented herein. All such adjustments are of a normal recurring nature. Results of operations and cash flows for the current unaudited interim period are not necessarily indicative of the results that may be expected for the entire fiscal year. Inter-company transactions and accounts have been eliminated.

    While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended July 27, 2001.

    Note 2:  Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

    Note 3:  Inventories are valued at the lower of cost or market, principally on the last-in, first-out (LIFO) basis. The composition of inventories was as follows:

	Oct 26, 2001	Jul 27, 2001
Raw Materials	$3,484	$3,489
Work-in-process	3,034	2,883
Finished goods	2,300	2,403

	$8,818	$8,775

    Had inventories been valued on the first-in, first-out (FIFO) basis, they would have been approximately $2,029,000 and $1,967,000 higher than reported on the LIFO basis at October 26, 2001 and July 27, 2001, respectively.

    Note 4:  Other Assets

	Oct 26, 2001	Jul 27, 2001
Intangibles, net of accumulated amortization of $570,000 and $535,000	$1,116	$1,151
Investment in AFTCO, net of accumulated amortization of $269,000 and $250,000	555	639
Cash value of life insurance	1,292	1,425
Note receivable—related party	1,000	1,000
Other	948	931

	$4,911	$5,146

    Note 5:  Comprehensive income (loss), for the three month periods ended October 26, 2001 and October 27, 2000, was as follows:

	Three months ended
	Oct 26 2001	Oct 27 2000
Net income	$1,030	$271
Other comprehensive income (loss), net of income tax (tax benefit):
Foreign currency translation adjustment	(30)	27
Unrealized holding gains (losses) on available-for-sale securities	(9)	2

Comprehensive income	$991	$300

    Note 6:  New Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142) Goodwill and Other Intangible Assets. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing but has not yet determined the impact of SFAS No. 142 on its financial position and the results of operations upon adoption in fiscal 2003.

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (SFAS No. 143), Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of this standard in fiscal 2003 to have a significant impact on the consolidated financial statements.

    In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of certain long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of this standard in fiscal 2003 to have a significant impact on the consolidated financial statements.

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

	Three months ended
	Oct 26 2001	Oct 27 2000	Change
Net sales	100.0	100.0	14.4
Cost of sales	46.6	46.6	14.4

	53.4	53.4	14.5

Operating expenses:
Selling, general, & administrative	34.9	40.5	(1.6)
Research & engineering	8.9	9.9	3.5

	43.8	50.4	(0.6)

Income from operations	9.6	3.0	272.4
Other income (expense):
Investment income	1.2	1.2	13.6
Interest expense	(0.5)	(0.7)	(16.4)
Other, net	(0.4)	0.0	—

	0.3	0.5	(45.5)

Income before income taxes	9.9	3.5	225.3
Provision for income taxes	3.2	1.5	150.3

Net income	6.7	2.0	279.4

SALES ANALYSIS AND REVIEW

    Our sales for the three-month period ended October 26, 2001 of $15.4 million were 14.4 percent above first quarter fiscal 2001 sales of $13.5 million. Fiscal 2001 included approximately $113,000 of sales associated with the Geomation entity which was divested during the first quarter of fiscal 2001. Removing the impact of Geomation from fiscal 2001, our sales for fiscal 2002 were 15.4 percent above the prior fiscal year. Sales of our core products (wastewater samplers, flow meters, and chromatography products) were $11.6 million for the first quarter of fiscal 2002 compared to $10.5 million for the same period last year, an increase of 10.8 percent. Sales of chromatography products accounting for the majority of this year over year increase. Sales of our non-core products (process monitoring, supercritical fluid extraction (SFE) and syringe pumps products) were $2.9 million for the current fiscal year compared to $2.1 million for the same period last year, a 40.1 percent increase after removing the impact of sales associated with Geomation. For the quarter, all non-core products showed sales increases over the prior fiscal year.

    U.S. sales for the first quarter of fiscal 2002 of $11.4 million were 17.5 percent above first quarter fiscal 2001 sales of $9.7 million after removing the impact of sales associated with Geomation from fiscal 2001. U.S. sales of our core products for the three months were up 19.3 percent from last year, with sales of chromatography products accounting for the majority of the increase. U.S. sales of our non-core products were up 23.1 percent compared with the same period last year after removing the impact of sales associated with Geomation. SFE sales accounted for this year over year improvement.

    International sales for the first quarter of fiscal 2002 were $4.0 million, an increase of 20.1 percent above first quarter sales of $3.7 million in fiscal 2001. International sales of our core products for the three months decreased by 18.4 percent from last year. Sales of sampler products accounted for this decrease. International sales of our non-core products were up 51.0 percent. This increase was driven by sales of both process monitoring and syringe pump products.

    Net orders of $15.3 million were received during the first quarter of fiscal 2002, an increase of 6.6 percent compared with the first quarter of fiscal 2001. Geomation contributed orders of $95,000 in fiscal 2001. Removing the impact of Geomation from fiscal 2001 net orders would have increased by 7.3 percent over fiscal 2001. The order backlog at October 26, 2001 was $5.2 million, down approximately three percent from the beginning of the fiscal year.

NET INCOME ANALYSIS AND REVIEW

    Our net income for the first quarter of fiscal 2002 was $1.0 million, up approximately $0.8 million or 279 percent compared with the prior year. Income from operations for the first quarter of fiscal 2002 was $1.5 million, up approximately $1.1 million or 272 percent compared with income from operations of $0.4 million for the same period last year. These improvements were driven by increased gross margin dollars associated with increased sales and a reduced effective income tax rate.

    The gross margin as a percentage of sales for the first quarter held steady at 53.4 percent compared with the same period last year. The increase in sales in the first quarter of fiscal 2002 over the prior year's level provided the Company with additional gross margin dollars of $1.0 million in the current fiscal year. While the Geomation entity contributed $75,000 of gross margin dollars in the first quarter of fiscal 2001, the gross margin as a percentage of sales in the current fiscal year was not impacted by the removal of sales and gross margin dollars associated with the Geomation entity which was divested in the first quarter of fiscal 2001.

    Our selling, general, and administrative (SG&A) expenses decreased by approximately $89,000 or 1.6 percent when compared with the same period last year. Fiscal 2001 included approximately $76,000 of expenses associated with the Geomation entity. Removing the impact of Geomation from fiscal 2001, SG&A decreased by $13,000 or less than one percent when compared with the same period last year.

    Overall, our research and engineering expenses increased by approximately $46,000 or 3.5 percent when compared with the same period last year. This net increase is due to increased wages and benefits associated with general wage and benefit cost increases and increased project expenditures associated with the monolithic media project over the prior year's levels offset by the reduction of research and engineering expenses of $46,000 associated with the Geomation entity. Removing the impact of Geomation from fiscal 2001, research and engineering expenses increased by approximately $92,000 or 7.0 percent when compared with the same period last year.

    Other income decreased by $31,000 from $69,000 in fiscal 2001 to $38,000 in the current fiscal year. Investment income increased by $22,000 compared to the same period last year. This was a result of larger average investment balances compared to the prior period. Interest expense decreased by $16,000 compared to the same period last year, resulting from the lower average outstanding debt. The other, net category decreased by $69,000 primarily due to the financial results of the AFTCO joint venture.

    Our effective income tax rate for the first quarter of fiscal 2002 was 32.2 percent compared to an effective income tax rate for the same period last year of 41.9 percent. The current fiscal year's effective tax rate benefited from estimated R&D tax credits generated while the prior year's effective tax rate was negatively impacted by the reduction in value of deferred taxes associated with the net operating loss carry forwards of STIP due to the German government reducing corporate income tax rates.

FINANCIAL CONDITION AND LIQUIDITY

    Our overall cash and investments increased to $13.2 million at October 26, 2001 from $12.5 million at the end of fiscal year 2001, an increase of $0.7 million. Operating activities generated $1.4 million of cash flow during the first quarter of fiscal 2002 compared with $1.5 million during the same period of fiscal 2001. Net income, adjusted for depreciation and amortization, was the primary source of cash provided by operating activities for the current year compared to the prior year where depreciation and amortization, an increase in accounts payable, and a decrease in accounts receivable were the primary sources.

    We invested the cash generated from operations and maturities of investments of $4.0 million held at the end of fiscal 2001 into long-term and short-term investments of $5.2 million. In addition we invested net cash of $0.6 million into equipment and used cash of $0.3 million for the repayment of debt. Our net cash and cash equivalents position decreased by $0.4 million for the first quarter of fiscal 2002 compared to a net decrease of $0.7 million in the first quarter of fiscal 2001.

    At October 26, 2001, we had working capital of $18.3 million and a current ratio of 3.7:1. At period-end, our total long-term debt was $2.9 million with $1.1 million payable within the next year. In addition, we had lines of credit with various banks totaling $7.0 million of which $5.1 million was available for future business needs.

NEW ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142) Goodwill and Other Intangible Assets. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing but has not yet determined the impact of SFAS No. 142 on its financial position and the results of operations upon adoption in fiscal 2003.

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (SFAS No. 143), Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of this standard in fiscal 2003 to have a significant impact on the consolidated financial statements.

    In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of certain long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of this standard in fiscal 2003 to have a significant impact on the consolidated financial statements.

MARKET RISK

    Interest rate risk and currency exchange risks are the primary market risks to which we are exposed. We do not use derivative financial or commodity instruments. Our other financial instruments include cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term debt. Our cash and cash equivalents, accounts and notes receivable, and accounts and notes payable balances are generally short-term in nature and do not expose our company to material market risk. At October 26, 2001, we had approximately $2.9 million of fixed rate debt. In addition, we had $7.0 million of variable rate credit facilities, of which approximately $1.6 million was outstanding under these credit facilities. We do not believe that changes in interest rates on the debt and credit facilities would have a material effect on our results of operations, given our current obligations under these debt and credit facilities.

    Related to currency exchange, international sales of our United States based operations are denominated in U.S. dollars and international sales of our German subsidiary are denominated in Euros. The currency exchange risk at the current level of activity is not material to our operating results or financial position. Our market risk resulting from the translation of the profit and loss of STIP and from our permanent investment in our foreign subsidiaries is not material.

INFLATION

    Inflation has not had, and is not expected to have, a material impact upon the Company's operations. The effect of inflation on our costs and our ability to pass on cost increases in the form of increased prices is dependent upon market conditions and the competitive environment.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information required by this item is included in the section entitled "Market Risk" in Part I, Item 2, Management's Discussion and Analysis of Results of Operations and Financial Condition.

PART II—OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K

  (a)
  Exhibits: None

  (b)
  Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter ended October 26, 2001, or during the period from October 27, 2001 to the date of this quarterly report on form 10-Q.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISCO, INC.
Date: December 7, 2001	By:	/s/ ROBERT W. ALLINGTON Robert W. Allington Chairman and Chief Executive Officer
Date: December 7, 2001	By:	/s/ VICKI L. BENNE Vicki L. Benne Chief Financial Officer and Treasurer

QuickLinks

ISCO, INC. AND SUBSIDIARIES TABLE OF CONTENTS
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
SIGNATURES