Form 10-Q
period 2002-01-25
ISCO INC
filed 2002-03-08
CIK 773730

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended Januray 25, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of February 22, 2002.

Common Stock, $0.10 par value Class	5,665,673 Number of Shares

ISCO, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

Page Number
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Operations	3
Condensed Consolidated Balance Sheets	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis	7
Item 3. Quantitative and Qualitative Disclosures about Market Risk	13
PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders	14
Item 6. Exhibits and Reports on Form 8-K	14
SIGNATURES	15

ISCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	Jan 25 2002	Jan 26 2001	Jan 25 2002	Jan 26 2001
	(Amounts in thousands, except per share data)
Net sales	$14,540	$15,432	$29,966	$28,913
Cost of sales	7,220	7,133	14,407	13,416

	7,320	8,299	15,559	15,497

Operating expenses:
Selling, general, & administrative	5,523	5,184	10,904	10,654
Research and engineering	1,237	1,261	2,613	2,591
ERP settlement	—	(425)	—	(425)

	6,760	6,020	13,517	12,820
Income from operations	560	2,279	2,042	2,677
Other income (expense):
Investment income	174	199	353	356
Interest expense	(72)	(92)	(150)	(186)
Other, net	(16)	2	(79)	8

	86	109	124	178

Income before income taxes	646	2,388	2,166	2,855
Provision for income taxes	285	759	775	955

Net income	$361	$1,629	$1,391	$1,900

Basic earnings per share	$0.06	$0.29	$0.25	$0.34

Diluted earnings per share	$0.06	$0.28	$0.24	$0.33

Cash dividends per share	$0.05	$—	$0.05	$—

Weighted average number of shares outstanding-basic	5,664	5,646	5,660	5,645
Additional shares assuming exercise of common stock equivalents and dilutive stock options	240	135	219	83

Weighted average number of shares outstanding-diluted	5,904	5,781	5,879	5,728

The accompanying notes are an integral part of the condensed consolidated financial statements.

ISCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Jan 25 2002	Jul 27 2001
	(Columnar amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$1,867	$2,675
Short-term investments	6,599	2,430
Accounts receivable—trade, net of allowance for doubtful accounts of $128,000 and $124,000	8,776	9,269
Inventories (Note 3)	8,705	8,775
Refundable income taxes	9	460
Deferred income taxes	1,221	1,515
Other current assets	483	370

Total current assets	27,660	25,494
Property and equipment, net of accumulated depreciation of $15,396,000 and $14,449,000	15,102	15,266
Long-term investments	6,891	7,358
Other assets (Note 4)	4,886	5,146

Total assets	$54,539	$53,264

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,206	$950
Accrued expenses	3,350	3,321
Short-term borrowing	1,595	1,503
Current portion of long-term debt	1,093	1,056

Total current liabilities	7,244	6,830
Deferred income taxes	803	789
Long-term debt, less current portion	1,534	2,056
Commitments and contingencies
Shareholders' equity
Preferred stock, $.10 par value, authorized 5,000,000 shares; issued none	—	—
Common stock, $.10 par value, authorized 15,000,000 shares; issued and outstanding 5,665,673 and 5,651,098	567	565
Additional paid-in capital	38,214	37,929
Retained earnings	6,125	5,017
Accumulated other comprehensive income (loss) (Note 5)	52	78

Total shareholders' equity	44,958	43,589

Total liabilities and shareholders' equity	$54,539	$53,264

The accompanying notes are an integral part of the condensed consolidated financial statements.

ISCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	Jan 25 2002	Jan 26 2001
	(Columnar amounts in thousands)
Cash flows from operating activities:
Net income	$1,391	$1,900
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	1,183	1,112
Deferred income taxes	290	892
Stock based compensation	228	6
Change in operating assets and liabilities	1,166	(680)
Other	39	(178)

Total adjustments	2,906	1,152

Cash flows from operating activities	4,297	3,052

Cash flows from investing activities:
Proceeds from maturity of held-to-maturity securities	6,500	2,000
Purchase of held-to-maturity securities	(2,411)	(3,929)
Purchase of available-for-sale securities	(7,749)	—
Proceeds from sale of property and equipment	143	110
Purchase of property and equipment	(1,070)	(455)
Other	188	9

Cash flows from investing activities	(4,399)	(2,265)

Cash flows from financing activities:
Cash dividends paid	(283)	—
Net change in short-term borrowings	26	(13)
Repayment of long-term debt	(508)	(472)
Issuance of common stock and exercise of stock options	59	12

Cash flows from financing activities	(706)	(473)

Cash and cash equivalents:
Net increase (decrease)	(808)	314
Balance at beginning of year	2,675	1,589

Balance at end of period	$1,867	$1,903

Supplemental disclosures of cash flows:
The Company made income tax payments of $11,000 and (received refunds) of ($1,000) during the six-month periods ended January 25, 2002 and January 26, 2001, respectively.
The Company made interest payments of $150,000 and $186,000 during the six-month periods ended January 25, 2002 and January 26, 2001, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ISCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 25, 2002

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

        Note 3:    Inventories are valued at the lower of cost or market, principally on the last-in, first-out (LIFO) basis. The composition of inventories was as follows:

	Jan 25, 2002	Jul 27, 2001
Raw Materials	$3,459	$3,489
Work-in-process	2,874	2,883
Finished goods	2,372	2,403

	$8,705	$8,775

        Had inventories been valued on the first-in, first-out (FIFO) basis, they would have been approximately $2,139,000 and $1,967,000 higher than reported on the LIFO basis at January 25, 2002 and July 27, 2001, respectively.

        Note 4:    Other Assets

	Jan 25, 2002	Jul 27, 2001
Intangibles, net of accumulated amortization of $604,000 and $535,000	$1,082	$1,151
Investment in AFTCO, net of accumulated amortization of $288,000 and $250,000	515	639
Cash value of life insurance	1,309	1,425
Note receivable—related party	1,000	1,000
Other	980	931

	$4,886	$5,146

        Note 5:    Comprehensive income, for the three and six month periods ended January 25, 2002 and January 26, 2001, was as follows:

	Three months ended		Six months ended
	Jan 25 2002	Jan 26 2001	Jan 25 2002	Jan 26 2001
Net income	$361	$1,629	$1,391	$1,900
Other comprehensive income (loss), net of income tax (tax benefit):
Foreign currency translation adjustment	14	(20)	(16)	7
Unrealized holding gains (losses) on available-for-sale securities	(1)	(17)	(10)	(15)

Comprehensive income	$374	$1,592	$1,365	$1,892

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

	Three months ended			Six months ended
	Jan 25 2002	Jan 26 2001	Change	Jan 25 2002	Jan 26 2001	Change
Net sales	100.0	100.0	(5.8)	100.0	100.0	3.6
Cost of sales	49.7	46.2	1.2	48.1	46.4	7.4

	50.3	53.8	(11.8)	51.9	53.6	0.4

Operating expenses:
Selling, general, & administrative	38.0	33.6	6.5	36.4	36.8	2.3
Research & engineering	8.5	8.2	(1.9)	8.7	9.0	0.9
ERP settlement	0.0	(2.8)	(100.0)	0.0	(1.5)	(100.0)

	46.5	39.0	12.3	45.1	44.3	5.4

Income from operations	3.8	14.8	(75.4)	6.8	9.3	(23.7)
Other income (expense):
Investment income	1.2	1.3	(12.4)	1.2	1.2	(0.9)
Interest expense	(0.5)	(0.6)	(21.7)	(0.5)	(0.6)	(19.6)
Other, net	(0.1)	0.0	—	(0.2)	0.0	—

	0.6	0.7	(20.7)	0.5	0.6	(30.3)

Income before income taxes	4.4	15.5	(72.9)	7.3	9.9	(24.1)
Provision for income taxes	2.0	4.9	(62.4)	2.6	3.3	(18.8)

Net income	2.4	10.6	(77.8)	4.7	6.6	(26.8)

SALES ANALYSIS AND REVIEW

        Our sales for the three-month and six-month periods ended January 25, 2002 were $14.5 million and $30.0 million, respectively. For the periods under review, our sales were 6 percent lower and 4 percent higher than for the respective periods of last year. Core products sales (wastewater samplers, flow meters, and liquid chromatography products) of $10.7 million for the quarter and $22.3 million for the six-month period, were down 7 percent and up 1 percent for the same periods of last year. In each of the periods, liquid chromatography and flow meter products provided increased sales over the prior year offset by a reduction in sales of samplers. Sales of our non-core products (process monitoring, supercritical fluid extraction (SFE) and syringe pumps) of $3.0 million for the quarter and $5.9 million for the six-month period were down 5 percent and up 10 percent for the same periods of last year. For the current quarter, these results were driven by increased sales of SFE products offset by a decline in sales of process monitoring and syringe pump products. For the six-month period, all non-core products posted sales increases over the prior year.

        U.S. sales for the three months and six months were down 9 percent and up 4 percent, respectively. U.S. sales of our core products for the same periods decreased 8 percent and increased 5 percent, respectively, over the comparable periods of fiscal 2001. Liquid chromatography and flow meter products accounted for the increases in both periods, offset by declines in sampler products for both periods. U.S. sales of our non-core products for the three-month period decreased by 26 percent and decreased by 12 percent for the six-month comparisons. Sales of syringe pumps accounted for the decrease in the three-month period and six-month periods, while the other non-core products posted sales increases.

        International sales for the three months and six months were up 1 percent and 3 percent, respectively. Sales of our core products for the same periods were down 6 percent and down 12 percent, respectively, over last year. Liquid chromatography products contributed to sales increases in both periods, offset by declines in sampler and flow meters products in both periods. International sales of our non-core products for the three months and six months increased by 9 percent and 25 percent, respectively. Syringe pumps recorded increased sales for each of the periods, while SFE sales were flat for each of the periods and process monitoring products declined in the current quarter but provided a sales increase for the six-month period.

        During the three months and six months we received net orders of $13.6 million and $28.9 million, respectively. Net orders received were down 4 percent and up 1 percent compared to the same periods last year. The order backlog at January 25, 2002 was $4.3 million, down approximately 21 percent from the beginning of the fiscal year.

NET INCOME ANALYSIS AND REVIEW

        We had operating income of $560,000 and $2,042,000, respectively, for the three months and six months ended January 25, 2002. For the same periods last year, operating income was $2,279,000 and $2,677,000, respectively. The decline in operating income for the three-month period of approximately $1,719,000 was due to a combination of factors. The decline in sales of approximately $892,000 for the three month period is primarily the result of the timing of shipments in the prior year. In addition to lower sales, we experienced a decrease in the gross margin as a percentage of sales. These two factors resulted in a decline in gross margin dollars of $979,000. Further, our operating expenses increased by approximately $740,000. This increase is due to the prior year receiving a benefit from the ERP settlement of $425,000 and increased selling, general and administration (SG&A) expenses in the current year.

        The operating income decline in the six-month period of approximately $635,000 was due to the prior year receiving the benefit from the ERP settlement and increased SG&A expenses in the current year. While we experienced an increase in sales of $1.1 million over the prior year, the gross margin as a percentage of sales decreased during the current year, resulting in approximately the same amount of gross margin dollars generated in both periods.

        The gross margin, as a percentage of sales, declined to 50.3 percent and 51.9 percent, respectively, for the three months and six months ended January 25, 2002. This compares with gross margin percentages of 53.8 percent and 53.6 percent for the same periods last year. The decline in the three-month period is due to the combination of increased manufacturing costs for our products and a shift in sales from U.S sales to international. The decline in the six-month period is due to increased manufacturing costs in both material and labor.

        Operating expenses increased by $315,000 and $272,000 for the three-month and six-month periods, excluding the impact to the prior fiscal year for the ERP settlement discussed above. Increased SG&A personnel costs were the primary factor for the increase for both the three-month and six-month periods. The personnel cost increase was due to increased selling and marketing compensation costs as well as a non-cash charge of approximately $190,000 related to stock options under the executive compensation program.

        Other income declined by $23,000 and $54,000, for the three-month and six-month periods ended January 25, 2002, respectively, as compared to the same periods of the previous year. Investment income declined by $25,000 for the quarter and by $3,000 for the six-month period. This resulted from lower investment yield rates in the current quarter and six-month period, even though our average investment balances were higher than last year. Interest expense decreased $20,000 and $36,000, for the three-month and six-month periods ended January 25, 2002, respectively, as compared to the same periods of the previous year resulting from the lower average outstanding debt. The other, net category decreased by $18,000 and $87,000, for the three-month and six-month periods ended January 25, 2002, respectively, as compared to the same periods of the previous year primarily from the financial results of the AFTCO joint venture.

        Our effective income tax rate for the three months and six months ended January 25, 2002 was 44.1 percent and 35.8 percent, respectively. For the same periods last year our effective income tax rates were 31.8 percent and 33.4 percent, respectively. For the second quarter of fiscal 2001, the effective tax rate was increased by the nondeductibility, for tax purposes, of the stock based incentive compensation discussed above and tax credits for research and development activities in the current year. For the six month period, the impact of the stock based incentive compensation resulted in a higher effective tax rate for the current year compared to the prior year.

FINANCIAL CONDITION AND LIQUIDITY

        Our overall cash and investments increased to $15.4 million at January 25, 2002 from $12.5 million at the end of fiscal year 2001, an increase of $2.9 million. Operating activities generated $4.3 million of cash flow during the first six months of fiscal 2002 compared with $3.1 million during the same period of fiscal 2001. The year over year improvement of $1.2 million in cash flows from operating activities was driven by the change in operating assets and liabilities, primarily accounts receivable, inventories and the timing of income tax payments. For the current six month, net earnings, depreciation, and other adjustments provided $3.1 million of cash while changes in operating assets and liabilities generated $1.2 million. This compares to the prior year where net earnings, depreciation, and other adjustments provided $3.8 million of cash while changes in operating assets and liabilities used $0.7 million.

        The cash flow generated for the six months was primarily invested in short-term investments due to current market conditions. We invested net cash of $0.9 million into equipment, used cash of $0.5 million for the repayment of debt, and paid a dividend of $0.3 million to shareholders. Our net cash and cash equivalents position was $1.9 million at January 25, 2002 compared to $2.7 million at year-end and $1.9 million at January 26, 2001. The balance at year-end was higher than our normal target range due to the timing of investment purchases and maturities.

        At January 25, 2002, we had working capital of $20.4 million and a current ratio of 3.8:1. At period-end, our total long-term debt was $2.6 million with $1.1 million payable within the next year. In addition, we had lines of credit with various banks totaling $7.0 million of which $5.2 million was available for future business needs.

        The following table summarizes our outstanding contractual obligations and commitments as of July 27, 2001. There have been no significant changes to debt or other obligations in the first six months of fiscal 2002.

(Amounts in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Debt	$3,112	$1,056	$1,952	$44	$60
Operating Leases	615	266	328	21	—

		Amount of Commitment Expiration Per Period
Other Contractual Commitments	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Lines of Credit	$5,200	$5,200	$—	$—	$—
Standby Letters of Credit	1,800	1,800	—	—	—
Guarantees	1,000	1,000	—	—	—

        At July 27, 2001, the Company had available $7,000,000 in lines of credit expiring February 28, 2002 and December 31, 2003. The lines of credit are secured by inventory, accounts receivable, equipment, and intangibles. The Company has a standby letter of credit in place as a requirement for obtaining a revolving credit agreement for the Company's German subsidiary, currently DM4,000,000 (US$1,800,000). The Company has a guarantee outstanding related to the AFTCO joint venture.

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

CRITICAL ACCOUNTING POLICIES

Accounts Receivable

        Accounts receivable consist primarily of amounts due to us from normal business activities. We maintain an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified in the portfolio.

Inventories

        Inventories consist of purchased materials, raw materials, in-process subassemblies and finished goods. An allowance is maintained for the expected obsolescence in inventory. The obsolescence factors include a) changes in expected future demand for repair and warranty parts, b) obsolescence in purchased materials, raw material and subassemblies due to changes in finished goods product offerings, and c) the decision not to incorporate these items into existing or new finished goods. We use the link-chain method for valuing the majority of our inventory on a LIFO basis.

Revenue Recognition

        Revenues are recorded when products are shipped to customers or, in instances where service is performed to customer requirement, upon the successful completion of such service. We are generally not contractually obligated to accept returns, except for defective products. Sales are shown net of returns and discounts.

Stock-Based Compensation

        We account for our stock option plans in accordance with provisions of Accounting Principles Board Option No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price. Stock options expected to vest under the current executive incentive compensation plan are reported using variable accounting thus requiring adjustments in compensation expense based on the movements in market price relative to the exercise price. Stock option grants to non-employees are accounted for at the fair value of the stock option grant in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Directors deferred stock units are recorded as compensation expense at fair value on the date the units are earned by the director for service on the Company's board of directors.

FACTORS AFFECTING FUTURE RESULTS

        In our fiscal 2001 10-K report we stated that we expected some short-term downward pressure on our operating performance in fiscal 2002 due to uncertain economic conditions as well as our decision to increase operating expenses to capitalize on selected strategic opportunities. At the mid-point of our fiscal year, we have a better understanding of the economic conditions and our ability to address them relative to our future operating performance. While we are pleased that we have been able to generate sales above the prior year's level, at this point we are concerned with our ability to continue to generate increased sales for the remainder of the fiscal year due to the trends and dynamics in incoming orders during the past six months.

        Orders for our core water quality monitoring products (samplers and flow meters) were down 9 percent from the first half of fiscal 2001 to the first half of fiscal 2002. The largest decline has been in samplers, which is our largest core product group. In addition we experienced a sequential decline in orders of approximately 11 percent from the first quarter to the second quarter. This decrease was driven primarily from our core products of samplers and chromatography. We believe the decline in water quality monitoring products is due to delayed spending by domestic municipal customers and are uncertain if this trend will continue. The second quarter decline in chromatography is attributable to a temporary buying slow down by pharmaceutical customers.

        As mentioned in the results of operations section, we have experienced a decline in our gross margin as a percentage of sales. Since increased manufactured costs drove the margin deterioration, it may be difficult to completely regain the margin during the second half of the year. Unfortunately, we have not been able to leverage any significant buying power with many of our vendors due to our size. Our best option to improve margins, outside of net sales growth, is to focus on improved efficiencies to offset the material price increases and increased labor costs. We are actively addressing this area.

        Finally, we remain committed to increased funding for the commercialization of the monolithic column media technology for chromatography. Activities in this area are scheduled to increase in the second half of the current fiscal year, and we anticipate expenses to increase during the remainder of the fiscal year.

        At this time, our best estimate is that we will report lower sales and earnings for the last two quarters of fiscal 2002 compared to the prior year. On an annualized basis, we expect sales to be approximately equal to the prior fiscal year, while we expect earnings per share to be 15 to 25 percent lower.

MARKET RISK

        Interest rate risk and currency exchange risks are the primary market risks to which we are exposed. We do not use derivative financial or commodity instruments. Our other financial instruments include cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term debt. Our cash and cash equivalents, accounts and notes receivable, and accounts and notes payable balances are generally short-term in nature and do not expose our company to material market risk. At January 25, 2002, we had approximately $2.6 million of fixed rate debt. In addition, we had $7.0 million of variable rate credit facilities, of which approximately $1.6 million was outstanding under these credit facilities. We do not believe that changes in interest rates on the debt and credit facilities would have a material effect on our results of operations, given our current obligations under these debt and credit facilities.

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

PART II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

        Our company's annual meeting of shareholders was held on December 13, 2001.

        A. The following persons were elected to serve a two-year term on Isco, Inc.'s Board of Directors

Nominee	Votes
	In Favor	Withheld
Robert W. Allington	5,363,449	12,927
James L. Linderholm	5,367,343	9,033
Dale L. Young	5,367,784	8,592

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits: None

  (b)
  Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter ended January 25, 2002, or during the period from January 26, 2002 to the date of this quarterly report on form 10-Q.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISCO, INC.
March 8, 2002	By:	/s/ ROBERT W. ALLINGTON Robert W. Allington Chairman and Chief Executive Officer

March 8, 2002	By:	/s/ VICKI L. BENNE Vicki L. Benne Chief Financial Officer and Treasurer

QuickLinks

FORM 10-Q
ISCO, INC. AND SUBSIDIARIES TABLE OF CONTENTS
ISCO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
ISCO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
ISCO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
ISCO, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS January 25, 2002 (Unaudited) (Columnar amounts in thousands, except per share data)
PART II—OTHER INFORMATION
SIGNATURES