Form 10-Q
period 2002-04-26
ISCO INC
filed 2002-06-07
CIK 773730

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 26, 2002
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 24, 2002.

Common Stock, $0.10 par value Class	5,670,273 Number of Shares

ISCO, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

		Page Number
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations	3
	Condensed Consolidated Balance Sheets	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis	8
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13
PART II. OTHER INFORMATION
Item 3.	Legal Proceedings	13
Item 6.	Exhibits and Reports on Form 8-K	14
SIGNATURES		15

ISCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	Apr 26 2002	Apr 27 2001	Apr 26 2002	Apr 27 2001
	(Amounts in thousands, except per share data)
Net Sales	$14,139	$13,780	$44,105	$42,693
Cost of sales	6,865	6,667	21,272	20,083

	7,274	7,113	22,833	22,610

Operating expenses:
Selling, general, & administrative	5,568	5,419	16,472	16,073
Research and engineering	1,460	1,349	4,073	3,940
ERP settlement	—	—	—	(425)

	7,028	6,768	20,545	19,588
Income from operations	246	345	2,288	3,022
Other income (expense):
Investment income	171	183	524	539
Interest expense	(65)	(89)	(215)	(275)
Other, net	158	(55)	79	(47)

	264	39	388	217

Income before income taxes	510	384	2,676	3,239
Provision for income taxes	203	144	978	1,099

Net income	$307	$240	$1,698	$2,140

Basic earnings per share	$0.05	$0.04	$0.30	$0.38

Diluted earnings per share	$0.05	$0.04	$0.29	$0.37

Cash dividends per share	$0.05	$—	$0.10	$—

Weighted average number of shares outstanding—basic	5,667	5,647	5,663	5,646
Additional shares assuming exercise of common stock equivalents and dilutive stock options	262	215	233	135

Weighted average number of shares outstanding—diluted	5,929	5,862	5,896	5,781

The accompanying notes are an integral part of the condensed consolidated financial statements.

ISCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Apr 26 2002	Jul 27 2001
	(Columnar amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$831	$2,675
Short-term investments	6,747	2,430
Accounts receivable—trade, net of allowance for doubtful accounts of $127,000 and $124,000	9,214	9,269
Inventories (Note 3)	8,935	8,775
Refundable income taxes	—	460
Deferred income taxes	1,199	1,515
Other current assets	424	370

Total current assets	27,350	25,494
Property and equipment, net of accumulated depreciation of $15,933,000 and $14,449,000	14,825	15,266
Long-term investments	7,885	7,358
Other assets (Note 4)	5,002	5,146

Total assets	$55,062	$53,264

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,458	$950
Accrued expenses	3,526	3,321
Income taxes payable	178	—
Short-term borrowing	1,685	1,503
Current portion of long-term debt	1,110	1,056

Total current liabilities	7,957	6,830
Deferred income taxes	784	789
Long-term debt, less current portion	1,226	2,056
Shareholders' equity
Preferred stock, $.10 par value, authorized 5,000,000 shares; issued none	—	—
Common stock, $.10 par value, authorized 15,000,000 shares; issued and outstanding 5,669,423 and 5,651,098 shares	567	565
Additional paid-in capital	38,323	37,929
Retained earnings	6,149	5,017
Accumulated other comprehensive income (loss) (Note 5)	56	78

Total shareholders' equity	45,095	43,589

Total liabilities and shareholders' equity	$55,062	$53,264

The accompanying notes are an integral part of the condensed consolidated financial statements.

ISCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	Apr 26 2002	Apr 27 2001
	(Columnar amounts in thousands)
Cash flows from operating activities:
Net income	$1,698	$2,140
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	1,828	1,635
Deferred income taxes	293	1,026
Stock based compensation	321	—
Change in operating assets and liabilities	1,096	49
Other	(222)	(224)

Total adjustments	3,316	2,486

Cash flows from operating activities	5,014	4,626

Cash flows from investing activities:
Proceeds from maturity of held-to-maturity securities	9,750	5,500
Proceeds from maturity of available-for-sale securities	700	—
Purchase of held-to-maturity securities	(4,654)	(8,866)
Purchase of available-for-sale securities	(10,606)	—
Proceeds from sale of property and equipment	331	136
Purchase of property and equipment	(1,420)	(829)
Other	185	13

Cash flows from investing activities	(5,714)	(4,046)

Cash flows from financing activities:
Cash dividends paid	(566)	—
Net change in short-term borrowings	137	(168)
Repayment of long-term debt	(790)	(717)
Issuance of common stock and exercise of stock options	75	26

Cash flows from financing activities	(1,144)	(859)

Cash and cash equivalents:
Net increase (decrease)	(1,844)	(279)
Balance at beginning of year	2,675	1,589

Balance at end of period	$831	$1,310

Supplemental disclosures of cash flows:
The Company made income tax payments of $23,000 and $20,000 during the nine-month periods ended April 26, 2002 and April 27, 2001, respectively.
The Company made interest payments of $215,000 and $275,000 during the nine-month periods ended April 26, 2002 and April 27, 2001, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ISCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 26, 2002

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

        Note 3:    Inventories are valued at the lower of cost or market, principally on the last-in, first-out (LIFO) basis. The composition of inventories was as follows:

	Apr 26, 2002	Jul 27, 2001
Raw materials	$3,248	$3,489
Work-in-process	3,207	2,883
Finished goods	2,480	2,403

	$8,935	$8,775

        Had inventories been valued on the first-in, first-out (FIFO) basis, they would have been approximately $2,176,000 and $1,967,000 higher than reported on the LIFO basis at April 26, 2002 and July 27, 2001, respectively.

        Note 4:    Other Assets

	Apr 26, 2002	Jul 27, 2001
Intangibles, net of accumulated amortization of $638,000 and $535,000	$1,048	$1,151
Investment in AFTCO, net of accumulated amortization of $306,000 and $250,000	622	639
Cash value of life insurance	1,324	1,425
Note receivable—related party	1,000	1,000
Other	1,008	931

	$5,002	$5,146

        Note 5:    Comprehensive income, for the three and nine month periods ended April 26, 2002 and April 27, 2001, was as follows:

	Three months ended		Nine months ended
	Apr 26 2002	Apr 27 2001	Apr 26 2002	Apr 27 2001
Net income	$307	$240	$1,698	$2,140
Other comprehensive income (loss), net of income tax (tax benefit):
Foreign currency translation adjustment	7	20	(9)	27
Unrealized holding gains (losses) on available-for-sale securities	(3)	(8)	(13)	(23)

Comprehensive income	$311	$252	$1,676	$2,144

        Note 6:    Legal Proceedings

        The Company has filed an action in the United States District Court for the District of Nebraska against Cornell Research Foundation, Inc. ("Cornell") seeking to enjoin Cornell from terminating a patent license agreement dated April 30, 1996 ("license"). Pursuant to the rights granted in the license, the Company has been developing several new high performance liquid chromatography columns utilizing monolithic packing (SWIFTTM). The initial sale of these new products is scheduled by the Company for the fourth quarter of fiscal 2002. The Company's action was precipitated by a notice from Cornell terminating the license and alleging that the Company had not been diligent in developing a commercial product. Cornell has responded by filing an action in the Supreme Court of the State of New York to compel arbitration under the terms of the license.

        Both actions are in their preliminary stages and neither court has held any hearings or taken any action to date. The Company intends to pursue this matter very vigorously and believes that it will prevail whether through the court action in Lincoln, Nebraska or through any court-ordered or party-agreed-to arbitration. The Company intends to continue with its marketing efforts on the new column products.

        Note 7:    New Accounting Pronouncements

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

	Three months ended			Nine months ended
	Apr 26 2002	Apr 27 2001	Change	Apr 26 2002	Apr 27 2001	Change
Net sales	100.0	100.0	2.6	100.0	100.0	3.3
Cost of sales	48.6	48.4	3.0	48.2	47.0	5.9

	51.4	51.6	2.3	51.8	53.0	1.0

Operating expenses:
Selling, general, & administrative	39.4	39.3	2.8	37.4	37.6	2.5
Research & engineering	10.3	9.8	8.2	9.2	9.2	3.4
ERP settlement	0.0	0.0	—	0.0	(0.9)	(100.0)

	49.7	49.1	3.8	46.6	45.9	4.9

Income from operations	1.7	2.5	(28.5)	5.2	7.1	(24.3)
Other income (expense):
Investment income	1.2	1.3	(6.4)	1.2	1.3	(2.8)
Interest expense	(0.5)	(0.6)	(26.3)	(0.5)	(0.7)	(21.8)
Other, net	1.2	(0.4)	—	0.2	(0.1)	—

	1.9	0.3	573.5	0.9	0.5	78.8

Income before income taxes	3.6	2.8	33.0	6.1	7.6	(17.4)
Provision for income taxes	1.4	1.1	40.6	2.2	2.6	(11.0)

Net income	2.2	1.7	28.5	3.9	5.0	(20.6)

SALES ANALYSIS AND REVIEW

        Our sales for the three-month and nine-month periods ended April 26, 2002 were $14.1 million and $44.1 million, respectively. For the periods under review, sales were approximately 3 percent higher than each of the respective periods of last year. The three-month improvement was driven by increases in international sales across all product lines with the exceptions of process monitoring and SFE. The year-to-date increase also was driven by increased international sales primarily from sales of products in the liquid chromatography and SFE product lines. Our performance in the U.S. market was significantly impacted by lower sales in the sampler product line from the prior year level.

        Core products sales (sampler, flow meter, and liquid chromatography products) of $10.9 million for the quarter and $33.2 million for the nine-month period, were up 1 percent for both the quarter and year to date compared with the same periods last year. The increase in sales of liquid chromatography and flow meter products was offset by lower sales of samplers for both the three and nine-month periods. Sales of our non-core products (process monitoring, supercritical fluid extraction (SFE) and syringe pump) of $2.3 million for the quarter and $8.2 million for the nine-month period were up 9 percent and 10 percent compared with the same periods of last year. For the current quarter, the results were driven by increased sales of process monitoring products offset by declines in sales of SFE and syringe pump products. For the nine-month period, both SFE and process monitoring products contributed to the sales increase over the prior year, while syringe pumps sales declined from the prior year.

        U.S. sales for the three months and nine months were down 4 percent and up 1 percent, respectively. U.S. sales of our core products for the same periods decreased 6 percent and increased 1 percent, respectively, over the comparable periods of fiscal 2001. Liquid chromatography and flow meter products accounted for the increases in both periods, offset by declines in sampler products for both periods. U.S. sales of our non-core products increased 8 percent for the three-month period and decreased by 6 percent for the nine-month comparison. Sales of process monitoring equipment accounted for the increase in the three-month period offset by declines in sales of SFE and syringe pump products, while for the nine-month period the decline in syringe pump sales was only partially offset by increases in SFE and process monitoring sales.

        International sales for the three months and nine months were up 25 percent and 9 percent, respectively. International sales of our core products for the same periods were up 37 percent and 1 percent, respectively, over last year. Sampler, flow meter and liquid chromatography products all contributed to the three month increase, while liquid chromatography and flow meter products accounted for the nine month increase, offset by a decline in sampler product sales. International sales of our non-core products for the three months and nine months increased by 9 percent and 21 percent, respectively. Syringe pumps recorded increased sales for each of the periods, while SFE was flat for each of the periods, and process monitoring sales were down for the current quarter but provided a sales increase for the nine-month period.

        During the three months and nine months we received net orders of $14.4 million and $43.3 million, respectively. Net orders received were up 6 percent and 3 percent compared with the same periods last year. The order backlog at April 26, 2002 was $4.6 million, down approximately 15 percent from the beginning of the fiscal year.

NET INCOME ANALYSIS AND REVIEW

        We had income from operations of $246,000 and $2,288,000, respectively, for the three months and nine months ended April 26, 2002. For the same periods last year, income from operations was $345,000 and $3,022,000, respectively. The decline in income from operations for the three-month period was due to increased operating expenses greater than the additional gross margin dollars realized on the increased sales. The decline in income from operations for the nine-month period was due to the prior year receiving the benefit from the ERP settlement of $425,000, a decline in the gross margin as a percentage of sales from the prior year level, and increased operating expenses in the current year.

        The gross margin, as a percentage of sales, was 51.4 percent and 51.8 percent, respectively, for the three month and nine month periods ended April 26, 2002. This compares with gross margins of 51.6 percent and 53.0 percent for the same periods last year. The decline in the nine-month period is due primarily to increased direct manufacturing costs. The three month results were consistent with the prior year due to the increase in direct manufacturing costs being offset by benefits from LIFO and improved production variances.

        Operating expenses increased by $260,000 and $532,000 for the three-month and nine-month periods, excluding the impact to the prior fiscal year for the ERP settlement discussed above. SG&A and engineering expenses contributed to the three and nine-month period increases. SG&A increased by approximately $150,000 and $400,000 for the three and nine month periods. The increase for the three month period is due to increased personnel costs, while the nine month received an offsetting benefit from reduced advertising expenses. The personnel cost increase was due to increased selling and marketing compensation as well as non-cash charges related to stock options under the executive compensation program. Engineering expense increased by approximately $120,000 for the three and nine month periods. This increase is due to increased product support resources.

        Other income increased by $225,000 and $171,000, for the three-month and nine-month periods ended April 26, 2002, respectively, as compared to the same periods of the previous year. Improved earnings from AFTCO, Isco's joint venture, were the primary factor in both periods. While our average investment balances were higher in the current year, lower yield rates resulted in the same levels of investment income for the three and nine-month periods compared with last year. Interest expense decreased by $24,000 and $60,000, for the three-month and nine-month periods ended April 26, 2002, respectively, compared with the same periods of the previous year as average debt outstanding was lower.

        Our effective income tax rate for the three months and nine months ended April 26, 2002 was 39.8 percent and 36.5 percent, respectively. For the same periods last year our effective income tax rates were 37.5 percent and 33.9 percent, respectively. The current year's effective tax rate, for both the three and nine month results, was higher as a result of the nondeductibility, for tax purposes, of expenses related to the executive compensation program.

FINANCIAL CONDITION AND LIQUIDITY

        Our overall cash and investments increased to $15.5 million at April 26, 2002 from $12.5 million at the end of fiscal year 2001, an increase of $3.0 million. Operating activities generated $5.0 million of cash flow during the first nine months of fiscal 2002 compared with $4.6 million during the same period of fiscal 2001. The year over year improvement of $0.4 million in cash flow from operating activities was driven by the change in operating assets and liabilities, primarily accounts receivable, inventories and the timing of income tax payments. For the current nine months, net earnings, depreciation, and other adjustments provided $3.9 million of cash while changes in operating assets and liabilities generated $1.1 million. This compares to the prior year where net earnings, depreciation, and other adjustments provided for nearly all of the $4.6 million of cash from operations.

        The cash flow generated for the nine months was primarily invested in short-term investments due to current market conditions. We invested net cash of $1.1 million into equipment, used cash of $0.8 million for the repayment of debt, and paid dividends of $0.6 million to shareholders. Our net cash and cash equivalents position was $0.8 million at April 26, 2002 compared to $2.7 million at year-end and $1.3 million at April 27, 2001. The cash and cash equivalents balance at year-end was higher than our normal target range due to the timing of investment purchases and maturities.

        At April 26, 2002, we had working capital of $19.3 million and a current ratio of 3.4:1. At period-end, our total long-term debt was $2.3 million with $1.1 million payable within the next year. In addition, we had lines of credit with various banks totaling $7.0 million of which $5.2 million was available for future business needs.

        The following tables summarize our outstanding contractual obligations and commitments as of July 27, 2001. There have been no significant changes to debt or other obligations in the first nine months of fiscal 2002.

(Amounts in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Short-Term Debt	$1,053	$1,053	$—	$—	$—
Long-Term Debt	3,112	1,056	1,952	44	60
Operating Leases	615	266	328	21	—
Total	$4,780	$2,375	$2,280	$65	$60
	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	Over 5 years
Lines of Credit	$5,200	$5,200	$—	$—	$—
Standby Letters of Credit	1,800	1,800	—	—	—
Guarantees	1,000	1,000	—	—	—
Total	$8,000	$8,000	$—	$—	$—

        At April 26, 2002, the Company had available $7,000,000 in lines of credit expiring February 28, 2003 and December 31, 2003. The lines of credit are secured by inventory, accounts receivable, equipment, and intangibles. The Company has a standby letter of credit in place as a requirement for obtaining a revolving credit agreement for the Company's German subsidiary, currently DM4,000,000 (US$1,800,000). The Company has a guarantee outstanding related to the AFTCO joint venture.

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

Joint Venture

        We account for our investment in the AFTCO joint venture using the equity method of accounting.

FACTORS AFFECTING FUTURE RESULTS

        For our period ended January 25, 2002, our fiscal year mid-point, we provided additional comments updating and expanding on our comments made in our fiscal 2001 10-K report related to expectations of some short-term downward pressure on our operating performance in fiscal 2002 due to uncertain economic conditions, as well as our decision to increase operating expenses to capitalize on selected strategic opportunities. In our January 25, 2002 report we stated that our best estimate was that we would report lower sales and earnings for the last two quarters of fiscal 2002 compared to the prior year. In addition, we stated that on an annualized basis, we expect sales to be approximately equal to the prior fiscal year, while we expect earnings per share to be 15 to 25 percent lower.

        The recent three month results, our third quarter, were slightly better than expected related to sales while our operating performance was down from the prior quarter due to increased SG&A expenses. At this time, our outlook for sales remains fairly consistent with our earlier position. Sales in the final quarter of the fiscal year should be in the range of $13.5 million to $15.0 million which will put us slightly ahead of the prior year's sales. The gross margin, as a percentage of sales, will continue to be impacted by the increased manufacturing costs. Operating expenses are expected to increase in the final quarter due to increased expenses related to the commercialization of our monolithic column media technology (SWIFT™) for chromatography. We expect to report earnings per share for the year in the range of $0.34 and $0.38, which is slightly lower than our earlier expectations.

        A final comment that needs to be addressed relates to the costs and risks associated with our efforts to participate in the monolithic column business. We have commented in various public documents that we expect this business to provide Isco with additional revenues and profits in the near future. While we still strongly believe this is a viable business, we are currently facing a significant short term legal issue related to the licensing rights of this media. Details of the litigation are provided under item 3. Legal Proceedings within this 10Q document. At this time, we believe our position is strong related to the license agreement. Because of this, we have continued to move forward in protecting additional technologies we have developed through patents and building the infrastructure needed to successfully launch this media. We are expecting to begin selling this media during our fourth quarter of fiscal 2002.

MARKET RISK

        Interest rate risk and currency exchange risks are the primary market risks to which we are exposed. We do not use derivative financial or commodity instruments. Our other financial instruments include cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term debt. Our cash and cash equivalents, accounts and notes receivable, and accounts and notes payable balances are generally short-term in nature and do not expose our company to material market risk. At April 26, 2002, we had approximately $2.3 million of fixed rate debt. In addition, we had $7.0 million of variable rate credit facilities, of which approximately $1.7 million was outstanding under these credit facilities. We do not believe that changes in interest rates on the debt and credit facilities would have a material effect on our results of operations, given our current obligations under these debt and credit facilities.

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

PART II—OTHER INFORMATION

Item 3. Legal Proceedings

        The Company has filed an action in the United States District Court for the District of Nebraska against Cornell Research Foundation, Inc. ("Cornell") seeking to enjoin Cornell from terminating a patent license agreement dated April 30, 1996 ("license"). Pursuant to the rights granted in the license, the Company has been developing several new high performance liquid chromatography columns utilizing monolithic packing (SWIFTTM). The initial sale of these new products is scheduled by the

Company for the fourth quarter of fiscal 2002. The Company's action was precipitated by a notice from Cornell terminating the license and alleging that the Company had not been diligent in developing a commercial product. Cornell has responded by filing an action in the Supreme Court of the State of New York to compel arbitration under the terms of the license.

        Both actions are in their preliminary stages and neither court has held any hearings or taken any action to date. The Company intends to pursue this matter very vigorously and believes that it will prevail whether through the court action in Lincoln, Nebraska or through any court-ordered or party-agreed-to arbitration. The Company intends to continue with its marketing efforts on the new column products.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits: None

  (b)
  Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter ended April 26, 2002, or during the period from January 26, 2002 to the date of this quarterly report on form 10-Q.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISCO, INC.
June 7, 2002	By:	/s/ ROBERT W. ALLINGTON Robert W. Allington Chairman and Chief Executive Officer

June 7, 2002	By:	/s/ VICKI L. BENNE Vicki L. Benne Chief Financial Officer and Treasurer

QuickLinks

TABLE OF CONTENTS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
  Item 3. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES