Form 10-K
period 2002-07-26
ISCO INC
filed 2002-10-24
CIK 773730

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 26, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to

Commission File No 0-14429

Isco, Inc.
(Exact name of Registrant as specified in its charter)

Nebraska	47-0461807
(State of incorporation)	(I.R.S. Employer Identification No.)
4700 Superior Street, Lincoln, Nebraska	68504-1398
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (402) 464-0231

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.10 par value
(Title of Class)

        Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        As of October 11, 2002, 5,673,971 shares of Common Stock of Isco, Inc., were outstanding and the aggregate market value of such Common Stock held by non-affiliates was approximately $22,015,789.

DOCUMENTS INCORPORATED BY REFERENCE

        The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders to be held December 12, 2002, which will be filed with the Securities and Exchange Commission not later than 120 days after July 26, 2002.

PART I

Item 1. Business.

General

        Isco, Inc. was founded in 1959. We design, manufacture, and market products worldwide. The majority of our revenue comes from sales of products used by industry and government to monitor compliance with water quality regulations, laboratories involved in drug discovery and development, and by laboratories involved in various types of research.

        Robert W. Allington, the founder of Isco, Inc., has been the controlling shareholder, chairman of the board, and chief executive officer since inception. Dr. Allington was president until October 6, 1995. Douglas M. Grant has been our president and chief operating officer since October 6, 1995.

        Our principal offices are located at 4700 Superior Street, Lincoln, Nebraska 68504-1398. Our telephone number is (402) 464-0231. As used herein, "Isco", "we" or "our" refers to Isco, Inc., and its subsidiaries. "Isco-Lincoln" refers to the operational activities and operations conducted by Isco, Inc. primarily in Lincoln, Nebraska excluding any activities focused on directing the subsidiaries and partnership.

        STIP-Isco GmbH (STIP) is a wholly-owned subsidiary located in Groß-Umstadt, Germany. STIP designs, produces, and markets a broad line of process monitoring and control instrumentation designed specifically for municipal and industrial wastewater treatment applications. These process monitoring products assist our wastewater treatment customers in reducing operating costs and in reliably managing the wastewater treatment process. Sales management and distribution of STIP process monitoring products in North and South American are managed by Isco-Lincoln. Late in fiscal year 2000, Isco-Lincoln terminated its relationship with its German distributor for sales of environmental products produced by Isco-Lincoln and transferred the responsibility for the sales and servicing of these products in Germany to STIP.

        Isco, Inc. is a 50 percent partner in Advanced Flow Technologies Partnership, Ltd. (AFTCO), a limited partnership, located in Lakeland, Florida. This partnership was formed during fiscal year 1998. AFTCO designs, produces, and markets electromagnetic flow meters. Isco, Inc. is AFTCO's distribution channel into the wastewater treatment market.

        Geomation, Inc. was a wholly-owned subsidiary of Isco, Inc. from September 17, 1997 through October 16, 2000. Isco, Inc. originally acquired a minority ownership in Geomation in fiscal year 1993. On October 16, 2000, Isco sold certain assets and transferred liabilities of Geomation, Inc. to an investment group led by the management of Geomation. The financial details of this transaction are addressed in Note O of the notes to the financial statements. Subsequent to the asset sale this entity was renamed Isco Holdings, Inc.

Products and Applications

        Product lines of wastewater samplers, flow meters (including closed pipe flow meters), and liquid chromatography are Isco's largest or core product lines. These lines together represented 77, 77, and 74 percent of Isco's total net sales for the fiscal years of 2002, 2001, and 2000, respectively. The contribution made by each of these core product lines to net sales for fiscal 2002, 2001, and 2000, respectively, was as follows: wastewater samplers 32, 38 and 34 percent; flow meters 21, 19, and 22 percent; and liquid chromatography products 24, 20 and 18 percent.

        Isco's water quality customers use wastewater samplers to collect water samples from surface waters and sewers for subsequent analysis in the laboratory to monitor compliance with environmental regulations. These samplers can range from simple collection devices to complex multi-input data loggers that perform conditional operations to collect samples, store data, and notify users of alarm conditions through telemetry. Intricate sampling devices that collect samples for volatile organic compound (VOC) analysis have also been developed to assist our customers in the pulp and paper industry and other sectors with application specific monitoring requirements.

        Our open channel flow meters are used by our water quality customers to measure and record the flow rate of water in unpressurized pipes and open channels. These flow meters can be linked with wastewater samplers to collect water samples based on flow rate. The combined use of these two products is well suited to conduct storm water runoff studies in compliance with federal regulations. Cities use our flow logging systems and sophisticated Flowlink™ software to store flow, rainfall, and other sample data for later retrieval, analysis, and reporting, as well as to analyze the state of their sewer systems. Our UNIMAGR electromagnetic flow meters are used by many of our sampler and open channel flow meter customers for closed pipe applications. We believe these flow meters are a reliable, cost-effective alternative to existing electromagnetic and other closed pipe flow meters.

        Isco's liquid chromatography (LC) customers include pharmaceutical company laboratories involved in drug discovery and development, and other laboratories that support the development of chemical compounds as well as those that study disease and basic life functions. Customers in these laboratories use our pumps to deliver solvent through columns packed with special media to separate a sample into its component molecules. They then use our detectors to identify and quantify the component molecules. Our fraction collectors are used to collect the separated compounds as they flow from the column. Our sequential and parallel organic purification CombiFlash™ systems along with RediSep™ disposable columns are used in the drug discovery process to sample, separate, detect, and collect purified fractions. Our SWIFT™ monolithic columns were introduced late in fiscal 2002. We believe these columns have technological advantages over existing media and column technology, and are hopeful that sales of these columns and related hardware will contribute in future years. Other references to SWIFT can be found under Item 3. Legal Proceedings and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The remainder of our net sales, approximately 23 percent in fiscal 2002, came from product sales of other product lines, service, and freight billings. The other product lines include: process monitoring, supercritical fluid extraction (SFE), and syringe pumps.

        Wastewater treatment customers use our process monitoring products to continuously monitor and control the treatment process to ensure that it is proceeding efficiently within established parameters. Our on-line process monitors measure broad load parameters or detect the presence and concentration of a variety of compounds. Knowledge of these measurements allows the plant operator to control operating costs and ensures the quality of discharged effluent.

        SFE is a safe, cost-effective, environmentally friendly, and time-saving technique used to separate selected chemical compounds (target analytes) from complex sample matrices. Our food and agri-products customers use SFE to ensure that their products are maintained at a specified level of quality.

        Our syringe pumps are used for specialized applications in the petroleum, chemical and pharmaceutical industries, and for pumping supercritical fluids where high accuracy at high pressures is required.

        The U.S. prices of individual products within our core product lines range from $1,500 to $10,000 for wastewater sampler and flow meter products and $1,500 to $75,000 for LC products.

Marketing and Sales

        In the United States, independent manufacturers' representatives sell products within our wastewater sampler, flow meter, and process monitoring product lines. Domestic sales of products within our LC, SFE, and syringe pump lines are made by direct sales people assigned to specific product lines and located in the prime domestic market areas. The manufacturers' representatives and our direct sales people are supported with promotional programs, advertising, applications specialists, applications bulletins, technical literature, training, and applications seminars.

        International sales constituted 27, 26, and 26 percent of our net sales during fiscal 2002, 2001, and 2000, respectively. Isco's international sales are made primarily by independent dealers operating in various countries around the world. International dealers receive sales management and local marketing support from regional sales and marketing managers that reside in Lincoln, Nebraska, Belgium, Germany, and the Philippines. To aid international sales, many of our products are offered in multiple language versions. Since both Isco-Lincoln and STIP-Isco sell in their respective functional currencies, we are not significantly impacted by direct foreign currency fluctuations.

Customers

        Isco has a broad customer base. Currently no single customer, including any OEM customer, accounts for more than three percent of our net sales.

Product Warranty

        The majority of our products have a one-year warranty against defective materials and workmanship. Our warranty claims have not been material in the past and are not expected to be material in the future. We provide direct after-market factory service for most products in the United States and Germany with independent dealers providing this type of support in most all other countries. We also provide on-site services in the United States and Germany for process monitoring products along with on-site services in the United States for automated LC and SFE systems. Customers within the United States may purchase an extended warranty for a selected product at the time they purchase a new instrument or while the instrument is still under warranty.

Competition

        We believe we have a strong, competitive position in the markets for wastewater samplers, open channel flow meters, and SFE. We maintain a competitive niche position in the LC market. The factors that contribute to our competitive position include: a reputation for high quality and service, technically advanced products that provide cost-effective operation and unique features, an active research and development program that allows us to maintain technical leadership, a strong position in key markets, efficient production capabilities, and excellent distribution capabilities.

        Isco has several competitors in the wastewater sampler market. In the United States, the major competitor is the Danaher Corporation. We estimate that we have approximately 55 percent of the domestic wastewater sampler market with the Danaher Corporation having approximately 40 percent. Other domestic competitors are small and offer little competition. Significant competitors in Europe include the Danaher Corporation and the Endress + Hauser Group.

        There are numerous suppliers in the United States open channel flow meter market. Based upon market information we believe to be accurate, Isco's major competitors are Marsh-McBirney, Inc., ADS, Siemens Milltronics Process Instruments, Inc., owned by Siemens, and the Danaher Corporation. Significant competitors in Europe include the Danaher Corporation, the Endress + Hauser Group, Marsh-McBirney, Inc., and Siemens Milltronics Process Instruments, Inc. Major competitors in the closed pipe flow meter market include ABB, Krohne, and the Endress + Hauser Group.

        With respect to LC, we believe we are the major producer of fraction collectors. The largest LC systems competitor is Amershem Biosciences UK Ltd. Our major competitors, in either hardware or disposable columns, are Amersham Biosciences UK Ltd., Argonaut Technologies, Inc., Bio-Rad Laboratories, Inc., Biotage, Inc., owned by the Dyax Corporation, and Gilson Medical Electronics, Inc.

        There are a number of suppliers for the process monitoring markets with market share varying from country to country. While limited information is available, we believe that the primary global competitors are the Danaher Corporation, WTW, LAR Analytik & Umwelt Messtechnik GmbH, and the Endress + Hauser Group.

        In the SFE equipment market we are the market leader with approximately 40 percent of the world market share. Management estimates that its competitors, Applied Separations, Inc. and Leco Corporation, each have a market share of less than 20 percent, with the remaining market served by specialty engineering firms.

        With respect to syringe pumps, market share is difficult to estimate due to the various niche markets we service. In the United States, our major competitor is Quizix, Inc. We believe that we hold a dominant position relative to Quizix, Inc. in all but one niche market.

Research and Engineering

        Isco commits significant resources to ongoing research and engineering activities. A significant amount of our research and engineering activities are focused on new product development targeted to increase our market share of existing product lines. In addition, in the near-term, we will be funding activities related to the new technological advancements in the area of liquid chromatography column media and our process monitoring product line. Over the long-term we will explore present and related markets that could utilize new products developed from our expanding technology base. For fiscal years 2002, 2001, and 2000, we spent approximately $5.6 million or 9 percent of sales, $5.3 million or 9 percent of sales, and, $5.5 million or 10 percent of sales, respectively, on research and engineering.

Patents and Licenses

        We believe we derive a competitive advantage from our patents and have a policy of obtaining patents wherever commercially feasible. We also vigorously assert and defend our patents. Isco, Inc.'s products are covered by 87 United States patents, 82 of which are owned by Isco, Inc. and five under which we are the exclusive licensee. There are also numerous corresponding patents issued by other countries. Isco, Inc. owned patents have been assigned to us by the inventors on a royalty-free basis. We currently have nine patent applications pending at the United States Patent Office.

Regulation

        Management believes Isco is in compliance with current environmental regulations. Therefore, no unfavorable impact on competition or earnings is expected. We have no government contracts that are subject to renegotiation of profits upon contract completion. Although our products are not subject to significant government regulation, the markets for many of our products are regulation driven.

Backlog

        On September 27, 2002, Isco's order backlog was $5.0 million, the majority of which is scheduled for delivery prior to July 25, 2003, the close of fiscal 2003. A year earlier, on September 28, 2001, the order backlog was $5.4 milllion.

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

        Products manufactured by Isco-Lincoln use a variety of mechanical, electrical, and electronic components. Most of these components are available from several sources. Currently, we are not experiencing any shortage of raw materials or components.

        STIP's manufacturing operations consist mainly of final assembly and testing, with most other processes outsourced. Currently, we have not experienced any shortages. Production planning is handled by computerized production control systems that ensure raw materials and sub-component parts are received on time for final assembly.

Employees

        On September 27, 2002, we had 481 employees. There were 233 employees engaged in production, 67 in research and engineering, 137 in marketing and sales, and 44 in administration. None of our employees are represented by a labor union. We have never experienced a work stoppage.

Item 2. Properties.

        The expansion and renovation of our Superior Street facility was completed in August 1999. We added approximately 56,000 square feet to the existing main building, bringing the total square footage at this location to approximately 168,000 square feet. The layout of the renovated facility, the installation of space saving and more efficient equipment, and an open office environment allow us to perform our operations using less floor space. The Superior Street facility houses our corporate, executive, and administrative offices along with sales, research, engineering, manufacturing, and maintenance activities. The buildings at 4700 Superior Street in Lincoln, Nebraska are located on approximately 30 acres. The Superior Street facility is owned and unencumbered. The building at 531 Westgate Boulevard, Lincoln, Nebraska was sold in February 2000.

        STIP leases 1,424 square meters in a building located in Groß-Umstadt, Germany. The facility houses the engineering, manufacturing, marketing, selling, and administrative activities of STIP. The lease expires December 31, 2003. STIP has the option to extend the lease for an additional three years.

Item 3.    Legal Proceedings.

        We filed an action in the United States District Court for the District of Nebraska against Cornell Research Foundation, Inc. ("Cornell") on January 24, 2002, seeking to enjoin Cornell from terminating a patent license agreement dated April 30, 1996 ("license"). Our action was precipitated by a notice from Cornell terminating the license and alleging that we had not been diligent in developing a commercial product. The suit in Nebraska has been dismissed and we filed a corresponding action in the United States District Court for the Northern District of New York on September 4, 2002. We joined Advion Biosciences, Inc. ("Advion") another licensee on the same patent as a co-defendant with Cornell. Pursuant to the rights granted in the license, we developed several new high performance liquid chromatography columns utilizing monolithic packing (SWIFT™) and began marketing them in early July 2002.

        In response to our suit, Cornell is demanding arbitration of the dispute. We have moved for a stay of arbitration in the Supreme Court of New York. Both actions are in their preliminary stages and neither court has held any hearings or taken any action to date. We intend to pursue this matter very vigorously, and believe that we will prevail in this matter.

        At the same time, the scope of our license is being arbitrated with a decision expected in December of this year. This arbitration relates to products not yet being sold by us. We intend to continue with its marketing efforts on the new column products.

        In January 2001 we received $425,000 as a result of the settlement of pending litigation regarding the Company's abandoned enterprise resource planning (ERP) system.

Item 4.    Submission of Matters to a Vote of Security Holders.

        During the fourth quarter of fiscal 2002, no issues were submitted to a vote of shareholders.

PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholders Matters.

        Common stock data: On September 27, 2002 - 5,673,971 shares outstanding and approximately 258 shareholders of record.

        Market: NASDAQ/NMS. Symbol: ISKO

        Stock price: The high and low trade prices of the common stock and the cash dividends declared in each quarter during the last two fiscal years are shown below:

	Common Stock Price Range
					Cash Dividends Per Share
	2002		2001
	High	Low	High	Low	2002	2001
First quarter	$7.96	$6.75	$5.00	$3.41	$—	$—
Second quarter	10.30	7.70	7.00	3.91	0.05	—
Third quarter	10.50	9.07	9.00	6.50	0.05	—
Fourth quarter	10.45	8.75	8.91	6.50	0.05	—

Item 6.    Selected Financial Data.
Amounts in thousands except per share data.

	Fiscal Year
	2002	2001(1)	2000(2)	1999(3)	1998(4)
For the fiscal year:
Net sales	$59,199	$56,846	$55,183	$51,911	$47,912
Gross margin	30,897	29,893	29,018	26,941	26,107
Income (loss) from operations	2,793	3,853	(1,589)	(1,663)	(2,510)
Other income (expense)	427	249	514	725	860
Provision for income taxes	786	1,285	(123)	(303)	(453)
Net income (loss)	2,434	2,817	(952)	(635)	(1,197)
At fiscal year-end:
Current assets	$27,707	$25,494	$25,168	$23,906	$25,143
Working capital	19,131	18,664	18,411	16,023	19,022
Total assets	55,878	53,264	50,442	53,325	49,617
Long-term debt, less current portion	1,006	2,056	3,164	3,996	690
Shareholders' equity	45,576	43,589	40,521	41,446	42,806
Average shares outstanding (basic)	5,665	5,647	5,644	5,645	5,607
Average shares outstanding (diluted)	5,888	5,802	5,644	5,645	5,607
Per share data:
Basic earnings (loss) per share	$0.43	$0.50	$(0.17)	$(0.11)	$(0.21)
Diluted earnings (loss) per share	$0.41	$0.49	$(0.17)	$(0.11)	$(0.21)
Cash dividends per share (declared)	$0.15	$—	$—	$0.10	$0.20
Pro forma data (unaudited):(5)
Pro forma net sales	$59,199	$56,733	$54,438	$50,553	$46,190
Pro forma income from opearations	2,793	3,475	4,410	805	38
Pro forma net income	2,434	2,554	2,899	617	221
Pro forma basic earnings per share	$0.43	$0.45	$0.51	$0.11	$0.04
Pro forma diluted earnings per share	$0.41	$0.44	$0.51	$0.11	$0.04

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

(5)
The pro forma data presented above removes the impact of the nonrecurring charges listed above in notes (1) through (4), the operations of Geomation since fiscal 1998, and classifies the net gain on sales of capital equipment as a component of income from operations.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contain trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements throughout this document as a result of the factors set forth below in the section entitled "Factors Affecting Future Results" and elsewhere in this document.

        All references to "years" mean our fiscal year.

        The following table summarizes, for the three years indicated, the percentages that certain components of the Consolidated Statements of Operations bear to net sales and the percentage change of such components (based on actual dollars) compared with the prior year.

	Year Ended			Increase (Decrease)
	Jul 26 2002	Jul 27 2001	Jul 28 2000	2002 vs. 2001	2001 vs. 2000
Net sales	100.0	100.0	100.0	4.1	3.0
Cost of sales	47.8	47.4	47.4	5.0	3.0

	52.2	52.6	52.6	3.4	3.0

Operating expenses:
Selling, general, and administrative	38.0	37.3	37.3	6.2	3.0
Research and engineering	9.5	9.3	10.0	6.4	(4.7)
Loss on impairments and sale of Geomation	—	—	3.7	—	—
ERP settlement/write-off	—	(0.8)	4.5	—	—

	47.5	45.8	55.5	7.9	(14.9)

Income (loss) from operations	4.7	6.8	(2.9)	(27.5)	—

Other income (expense):
Investment income	1.1	1.3	0.9	(7.8)	49.6
Interest expense	(0.4)	(0.6)	(0.7)	(22.3)	(10.5)
Other, net	—	(0.2)	0.8	—	—

	0.7	0.5	1.0	71.5	(51.6)

Income (loss) before income taxes	5.4	7.3	(1.9)	(21.5)	—
Provision for income taxes	1.3	2.3	(0.2)	(38.8)	—

Net income (loss)	4.1	5.0	(1.7)	(13.6)	—

        The operating performances from fiscal 1998 through fiscal 2001 have been negatively impacted by significant non-recurring charges. These items are identified under Item 6, Selected Financial Data. Pro forma data has been included in this selected financial data that removes the impact of these nonrecurring charges and the operations of Geomation since fiscal 1998.

Net Sales Analysis and Review

2002 to 2001 Comparison

        Our net sales of $59.2 million for the year ended July 26, 2002 were four percent above fiscal 2001 net sales of $56.8 million. Revenues related to our core product lines (wastewater samplers, flow meters (including closed pipe flow meters), and liquid chromatography) were up three percent, an increase of $1.5 million over last year. Flow meter and liquid chromatography revenues increased by 13 percent or $1.4 million and 28 percent or $3.1 million, respectively over the prior year, while sampler revenues declined by 14 percent or $3.0 million. The year-over-year increases in flow meter and liquid chromatography revenues were due to successful new product introductions. Specifically, new liquid chromatography hardware and disposable columns, focused on the niche market of drug discovery, significantly contributed to the overall increase. The year-over-year decline in sampler revenues was due to the combination of increased competition and declining economic conditions that existed throughout the world markets in the current year. In addition, fiscal 2001 was positively impacted by Isco's ability to generate sampler revenues related to several one-time, domestic, regulatory-driven demands.

        Other revenues outside of our core product lines (including the product lines of process monitoring, supercritical fluid extraction (SFE), and syringe pumps, along with revenues related to equipment repairs and billed freight) were up by $884,000 or seven percent from last year. The increase was provided by growth in process monitoring and SFE product revenues along with increased freight revenues partially offset by decreased sales of syringe pump products.

        Domestic revenues of $43.3 million for the year were up three percent from the prior year. Domestic revenues related to our core product lines for the year increased four percent over fiscal 2001. Flow meter and liquid chromatography revenues accounted for the increase, partially offset by the decline in sampler related revenues. Our other domestic revenues were flat year-over-year. The revenue increases in the areas of process monitoring, SFE, and freight revenues were offset by a decline in revenues from syringe pumps.

        International revenues of $15.9 million for the year were up seven percent from the prior year. International revenues related to our core product lines for the year increased one percent over last year. Revenues related to liquid chromatography products accounted for the increase, which was offset by the decline in sampler related revenues. Our other international revenues were up 14 percent, with the syringe pump line accounting for the majority of the increase.

        Net orders of $59.1 million were received during fiscal 2002, an increase of three percent compared with fiscal 2001. The order backlog at July 26, 2002 was $5.3 million, down three percent from the beginning of the fiscal year. As of September 27, 2002 our order backlog was $5.0 million, the majority of which is scheduled for delivery prior to July 25, 2003, the close of fiscal 2003.

2001 to 2000 Comparison

        Our net sales for the year ended July 27, 2001 of $56.8 million were three percent above fiscal 2000 sales of $55.2 million. Removing the impact of Geomation from both fiscal years, sales were up four percent. Revenues related to our core product lines (wastewater samplers, flow meters (including closed pipe flow meters), and liquid chromatography) were up seven percent or increased by $3.1 million over fiscal 2000. Sampler and liquid chromatography revenues increased by 17 percent or $3.1 million and 10 percent or $1.0 million, respectively over the prior year while flow meter revenues declined by nine percent or $1.0 million. The under performance in revenues related to flow meters for fiscal year 2001 was the result of a number of factors, including a disruption in product management.

        Other revenues outside of our core product lines (including the product lines of process monitoring, supercritical fluid extraction (SFE), syringe pumps, and Geomation, along with revenues related to equipment repairs and billed freight) were down by $1.4 million or 10 percent from fiscal 2000. Our other revenues were affected by the reduction in Geomation revenues due to the sale of the net assets of this entity at the beginning of fiscal 2001. Removing the revenues associated with Geomation from both fiscal years' results, our other revenues were approximately the same for both fiscal years. While these revenues were flat, we experienced a decline in SFE revenues offset by increased syringe pump revenues along with additional freight revenues. We began to bill for domestic freight in fiscal 2001.

        Domestic revenues for fiscal 2001 were up three percent over fiscal 2000. Domestic revenues related to our core product lines increased eight percent over fiscal 2000. Revenues associated with samplers and liquid chromatography accounted for the increase, offset by a decline related to flow meters. Our other domestic revenues were down 18 percent from fiscal 2000. Removing the impact of Geomation, our other revenues decreased five percent from fiscal 2000. This decline was driven by reduced revenues associated with SFE offset by increased syringe pump revenues along with additional freight revenues.

        International revenues for fiscal 2001were up four percent over fiscal 2000. International revenues related to our core product lines increased five percent over fiscal 2000. All of our core product lines contributed to the year-over-year increase in revenues. Our other international revenues increased by two percent over fiscal 2000. Removing the impact of Geomation, the other international revenues increased by five percent over the previous year. This increase was driven by revenues from the SFE and syringe pump product lines.

        Net orders of $57.4 million were received during fiscal 2001, an increase of six percent or $3.2 million compared with fiscal 2000. Removing the impact of Geomation from both fiscal years, fiscal year 2001 net orders were up nine percent over the prior year. The order backlog at July 27, 2001 was $5.4 million, up approximately 13 percent from the beginning of the fiscal year. The order backlog at July 28, 2000 included $18,000 for Geomation.

Operating Income Analysis and Review

2002 to 2001 Comparison

        We had income from operations of $2.8 million for fiscal 2002 compared with income from operations of $3.9 million for fiscal 2001, a decline of $1.1 million. Fiscal year 2001 income from operations included a $425,000 benefit from the settlement of the ERP lawsuit. Adjusting for the impact of this settlement, income from operations for fiscal 2002 decreased by 19 percent or $635,000 from the prior year. This decline was due to incremental operating expenses being greater than the incremental gross margin dollars generated on increased net sales.

        The gross margin, as a percentage of sales, declined slightly to 52.2 percent for fiscal 2002 compared with 52.6 percent for the prior year. The decline in the gross margin percentage was due to increased direct manufacturing costs. The impact of increased manufacturing costs was significantly offset by the benefit received from a change in our domestic product line mix from fiscal 2001 to fiscal 2002.

        Operating expenses, excluding the benefit of the previous year's ERP lawsuit settlement discussed above, increased by $1.6 million over fiscal 2001. The selling, general and administrative (SG&A) and engineering expense categories both contributed to the increase. Included in this increase is approximately $400,000 of increased expenses associated with SWIFT; with the majority of costs focused on building sales and marketing infastructure to launch the SWIFT columns in July 2002. Excluding our investment in SWIFT, SG&A increased by approximately $1.0 million. A significant portion of this increase was due to increased sales and marketing personnel costs due to staffing increases along with increases in the cost of the executive compensation program both in cash incentives and non-cash charges related to performance based stock options. These increases were partially offset by reduced domestic advertising and promotion expenses. Engineering expense increased by $335,000 over the prior year due to normal increases in personnel expenses and increased subcontracted development costs.

        In total, other income increased by $178,000 over the previous year. Improved earnings performance from AFTCO, Isco's joint venture, was the primary factor in the increase. While our average investment balances were higher in the current year, lower yield rates resulted in the slightly lower levels of investment income for the current year. Interest expense decreased by $80,000 from the previous year, as average debt outstanding was lower and interest rates on line of credit borrowings declined.

        Our effective income tax rate for the year ended July 26, 2002 was 24.4 percent compared to an effective income tax rate of 31.3 percent for the previous year. The current year's effective rate was significantly lower than the statutory rate due to the implementation of new global tax strategies which allowed for the net operating loss valuation allowance to be removed. The prior year's effective rate was also lower than the statutory rate due to tax benefits associated with Isco's foreign sales corporation and changes in the net operating loss valuation allowance.

2001 to 2000 Comparison

        We had income from operations of $3.9 million for fiscal 2001 compared with a loss of $1.6 million for fiscal 2000, an improvement of $5.4 million. There were several one-time items and a change in classification that impacted the results of both years and impacted the year-over-year improvement. Fiscal year 2000 incurred charges of $2.4 million related to the write-off of the ERP operating system, $2.1 million related to the loss on impairments and disposition of Geomation, and a $0.8 million operating loss from Geomation. Fiscal year 2001 income from operations reflected a $425,000 benefit from the settlement of the ERP lawsuit, a $47,000 operating loss from Geomation, along with a benefit of $571,000 from the change in classification of net gain on sales of capitalized equipment that was reported as other income in fiscal 2000 and prior years. Adjusting for the impact of these items to income from operations, fiscal 2001 incurred a decrease in income from operations of approximately $844,000 from fiscal 2000. This decrease was due primarily to increased selling expenses being greater than the incremental gross margin dollars generated on increased sales. Our gross margin as a percentage of sales was 52.6 percent for fiscal year 2001, the same level as in fiscal 2000.

        Operating expenses decreased by $4.6 million in fiscal year 2001 compared with fiscal year 2000. This year-over-year decrease was significantly impacted by the items stated above. Operating expenses actually increased by $2.0 million after removing the net impact of all the above mentioned items. The selling, general and administrative (SG&A) and engineering expense categories both contributed to the increase. Excluding the SG&A expenses of Geomation, SG&A, as a percentage of sales, increased from 35.7 percent to 37.3 percent from fiscal 2000 to fiscal 2001, an increase of $1.7 million. The majority of the increase was attributable to personnel costs associated with planned staffing increases in the sales and marketing area. In addition, sales commissions associated with domestic channel sales increased due to strong sampler product line sales along with other areas such as travel and product promotional expenditures. Excluding the effects of the Geomation operations, research and engineering expenses, as a percentage of sales, remained at 9.2 percent for both fiscal years and increased by $246,000. The increase was attributable to subcontracted product development activities.

        In total, other income declined by $265,000 in fiscal 2001 compared with fiscal 2000. Investment income increased by $243,000 due to a larger average investment balance in fiscal 2001 compared with the prior fiscal year. The increase in investment income was offset by a decrease in other income due to the net proceeds on the sales of used equipment being reported in net sales and costs of sales in fiscal 2001. The other net category included net proceeds on the sale of capitalized equipment of $662,000 in fiscal 2000.

        Our effective income tax rate for the year ended July 27, 2001 was 31.3 percent. Fiscal year 2001's effective rate was lower then the statutory rate due to tax benefits associated with Isco's foreign sales corporation and changes in the net operating loss valuation allowance. The tax benefit for fiscal 2000 realized on the net loss was at an effective tax rate of 11.4 percent. This effective tax rate was significantly reduced due to the non-deductibility on the write-off of the intangible assets related to the disposition of Geomation.

Liquidity and Capital Resources

        The primary sources of liquidity for Isco are cash from operations, various credit facilities, and borrowing capacity. Cash flows from operations for the fiscal years of 2002, 2001, and 2000 were approximately $5.9 million, $7.7 million, and $3.3 million respectively. Net income adjusted for depreciation, changes in deferred taxes, and other miscellaneous non-cash changes provided approximately $5.1 million, $6.3 million, and $5.4 million for fiscal 2002, 2001, and 2000, respectively. Fiscal 2001 included a $0.9 million benefit from the use of net operating loss carry forwards against taxable earnings while fiscal 2000 included a $4.5 million benefit from the non-cash charges associated with the ERP write-off and the loss on impairments and sale of Geomation net assets. The change in net operating assets provided us with approximately $0.9 million and $1.3 million of cash in fiscal years 2002 and 2001, respectively, while the change in operating assets utilized cash of $2.1million in fiscal 2000. The cash provided or used in any given year for operating assets is partially dependent on the timing of orders and shipments. We monitor several utilization measures to manage our key assets and liabilities. Our average days sales outstanding (DSO) were 59 days, 62 days, and 64 days for fiscal 2002, 2001, and 2000, respectively. Our average days of inventory on hand, on a FIFO basis, were 144 days, 147 days, and 150 days for fiscal 2002, 2001, and 2000, respectively. The average days to pay on accounts payables and accrued expenses were 30 days, 27 days, and 29 days for fiscal 2002, 2001, and 2000, respectively.

        Cash and investments totaled $15.6 million, $12.5 million, and $7.3 million for fiscal years 2002, 2001, and 2000, respectively. In addition, we had working capital at July 26, 2002 of $19.1 million and our current ratio was 3.2:1.

        Net capital expenditures were $1.3 million, down from $1.5 million in fiscal 2001 and up from $1.0 million in fiscal 2000. After several years of not paying cash dividends, the Company reinstated these dividends during the fiscal year and distributed total cash dividends of $0.9 million in fiscal 2002.

        We did not have any material changes to our debt structure within the recent three year period. In fiscal 2002 we made $1.1 million of fixed debt repayments under the various contractual obligations compared to $1.0 million for fiscal 2001 and 2000. At July 26, 2002, our total debt, including borrowings against lines of credit, was $4.0 million with $1.1 million in required repayments due next fiscal year. In addition, at July 26, 2002 we had lines of credit with various banks totaling $7.0 million of which $4.9 million was available for future business needs.

        Our financial condition remains strong. We believe that our cash and short-term investments, operating cash flows, and available borrowing capacity provide adequate resources to fund ongoing operating requirements.

        The following table summarizes our outstanding contractual obligations and other commercial commitments as of July 26, 2002, and the effect such obligations are expected to have on liquidity and cash flow in future periods (amounts in thousands).

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Short-term Debt	$1,909	$1,909	$—	$—	$—
Long-term Debt	2,137	1,131	905	50	51
Operating Leases	586	300	283	3	—

Total	$4,632	$3,340	$1,188	$53	$51

		Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1 - 3 years	4 - 5 years	Over 5 years
Lines of Credit	$4,900	$4,900	$—	$—	$—
Standby Letters of Credit	2,100	2,100	—	—	—
Guarantees	1,000	1,000	—	—	—

Total	$8,000	$8,000	$—	$—	$—

New Accounting Pronouncements

        In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. This standard is effective for the Company's fiscal year 2003. The adoption of this standard will not have a significant impact on the consolidated financial statements.

        In June 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (SFAS No. 143), Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS No. 143 is effective for the Company's fiscal year 2003. The adoption of this standard in fiscal 2003 will not have a significant impact on the consolidated financial statements.

        In August 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of certain long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this standard in fiscal 2003 will not have a significant impact on the consolidated financial statements.

        In June 2002 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (SFAS No. 146), Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of this standard in fiscal 2003 to have a significant impact on the consolidated financial statements.

Critical Accounting Policies

Accounts Receivable

        Accounts receivable consist primarily of amounts due to us from normal business activities. We maintain an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on a combination of past collection history, aging of outstanding accounts receivables, and specific risks identified in the portfolio.

Inventories

        Inventories consist of purchased materials, raw materials, in-process subassemblies, and finished goods. Inventory obsolescence cost has not historically been material and as a result we do not carry a reserve for obsolescence for the majority of our inventory. We review our inventory balances to determine if inventories can be sold at amounts equal to or greater than their carrying amounts. The review includes identification of slow-moving inventories, obsolete inventories, and discontinued products or lines of products. The identification process includes a review of historical performance of the inventory and current operational plans for the inventory. If our actual results differ from our expectations with respect to the inventory sales at amounts equal to or greater than their carrying amounts, we would be required to adjust our inventory balances accordingly. We use the link-chain method for valuing the majority of our inventory on a LIFO basis.

Revenue Recognition

        Revenues are recorded when products are shipped to customers or, in instances where service is performed to customer requirements, upon the successful completion of such service. We are generally not contractually obligated to accept returns, except for defective products. Sales are shown net of returns and discounts.

Stock-Based Compensation

        We have elected to account for fixed award stock options and nonemployee directors' options under the provisions of APB No. 25 "Accounting for Stock Issued to Employees". As such, no compensation cost has been recorded in the financial statements relative to these options. We utilize the Black-Scholes option pricing model to estimate the fair value of these options for disclosure purposes.

        We account for performance based awards granted under our employee stock option plans in accordance with the provisions of APB 25. Options granted under the performance based awards are subject to variable accounting treatment until the number of options that will vest is known. Options not vested at the end of each performance year are cancelled. Compensation expense is recorded based on difference between the closing market price at the date the shares vest and the exercise price as determined at the date the shares were granted.

        Deferred stock units granted to nonemployee directors are accounted for in accordance with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." Accordingly, directors deferred stock units are recorded as compensation expense at estimated fair value on the date the units are earned by the director.

Joint Venture

        We account for our investment in the AFTCO joint venture using the equity method of accounting.

Factors Affecting Future Results

        Looking forward to fiscal 2003, we expect to improve our sales on a year-over-year basis but are uncertain about our ability to increase income from operations on the same basis. This uncertainty for improved income from operations is due to our firm commitment to continued product development activities along with focused sales and marketing efforts to build and expand the business in the areas of process monitoring and the SWIFT monolithic column media for liquid chromatography, which we feel are critical for our long-term success. The majority of the planned increases in operating expenses for fiscal 2003 are due to the introduction of the new SWIFT columns. We anticipate spending between $1.0 million and $1.3 million in this area in fiscal 2003, which represents an increase in operating expenses of between $350,000 and $650,000 in fiscal 2003. While we continually look for opportunities to improve our operational effectiveness, we are uncertain if we can make improvement in our operations that equal or exceed the additional expenditures.

        In addition to the controllable business items stated above, the global economic and political outlook remains decidedly uncertain, and could significantly affect our performance. With approximately 70 percent of our sales coming from the regulatory driven environmental market, we recognize that we may be positively or negatively affected by changes in governmental regulations and the emphasis on program funding. We are concerned that the United States and other countries may need to divert funds from environmental areas into their military and infrastructures due to increased concerns of terrorism and/or war.

        Looking beyond fiscal 2003, we are strategically committed to product and market development as a means to achieve sales growth. Our strong financial position will allow us to selectively increase product development, sales, and marketing expenditures to capitalize on value creating opportunities. The outcome of our current legal proceedings related to SWIFT will have a significant impact on our long-term strategic activities in the area of liquid chromatography. In the event that we are unsuccessful in retaining our license, we will shift focus and resources to ensure continued long term growth in this product area. In our environmental market area, we are experiencing a continuing consolidation of competitors. As a result, we are dealing with the effects of larger, well-financed competitors who also have the organizational resources and breadth of product lines to compete aggressively in the global marketplace. While we feel that we can effectively compete with these larger organizations on the basis of agility, speed, and responsiveness, they do continue to present a potent threat.

Market Risk

        Interest rate risk and currency exchange risks are the primary market risks to which we are exposed. We do not use derivative financial or commodity instruments. Our other financial instruments include cash and cash equivalents, accounts and notes receivable, accounts and notes payable, and long-term debt. Our cash and cash equivalents, accounts and notes receivable, and accounts and notes payable balances are generally short-term in nature and do not expose our company to material market risk. At July 26, 2002, we had approximately $2.1 million of fixed rate debt, along with $7.0 million of variable rate credit facilities, of which approximately $1.9 million was outstanding under these credit facilities. At July 27, 2001, we had approximately $3.1 million of fixed rate debt, along with $7.0 million of variable rate credit facilities, of which approximately $1.5 million was outstanding under these credit facilities. We do not believe that changes in interest rates on the debt and credit facilities would have a material effect on our results of operations, given the amount of our obligations under these debt and credit facilities.

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

Legal Proceedings

        We filed an action in the United States District Court for the District of Nebraska against Cornell Research Foundation, Inc. ("Cornell") on January 24, 2002, seeking to enjoin Cornell from terminating a patent license agreement dated April 30, 1996 ("license"). Our action was precipitated by a notice from Cornell terminating the license, alleging that we had not been diligent in developing a commercial product. The suit in Nebraska has been dismissed and we filed a corresponding action in the United States District Court for the Northern District of New York on September 4, 2002. We joined Advion Biosciences, Inc. ("Advion") another licensee on the same patent as a co-defendant with Cornell. Pursuant to the rights granted in the license, we developed several new high performance liquid chromatography columns utilizing monolithic packing (SWIFT) and began marketing them in early July 2002.

        In response to our suit, Cornell is demanding arbitration of the dispute. We have moved for a stay of arbitration in the Supreme Court of New York. Both actions are in their preliminary stages and neither court has held any hearings or taken any action to date. We intend to pursue this matter very vigorously, and believe that we will prevail in this matter.

        At the same time, the scope of our license is being arbitrated with a decision expected in December of this year. This arbitration relates to products not yet being sold by us. We intend to continue with its marketing efforts on the new column products.

Item 8. Financial Statements and Supplementary Data.

Independent Auditors' Report

Board of Directors and Shareholders
Isco, Inc.

        We have audited the accompanying consolidated balance sheets of Isco, Inc. and subsidiaries as of July 26, 2002 and July 27, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended July 26, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Isco, Inc. and subsidiaries as of July 26, 2002 and July 27, 2001, and the results of their operations and their cash flows for each of the three years in the period ended July 26, 2002 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Lincoln, Nebraska
October 4, 2002

ISCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Years ended
	Jul 26 2002	Jul 27 2001	Jul 28 2000
Net sales	$59,199	$56,846	$55,183
Cost of sales	28,302	26,953	26,165

	30,897	29,893	29,018

Operating expenses:
Selling, general, and administrative	22,496	21,192	20,571
Research and engineering	5,608	5,273	5,532
Loss on impairments and sale of Geomation	—	—	2,056
ERP settlement/write-off	—	(425)	2,448

	28,104	26,040	30,607

Income (loss) from operations	2,793	3,853	(1,589)

Other income (expense):
Investment income	676	733	490
Interest expense	(278)	(358)	(400)
Other, net	29	(126)	424

	427	249	514

Income (loss) before income taxes	3,220	4,102	(1,075)
Provision for income taxes	786	1,285	(123)

Net income (loss)	$2,434	$2,817	$(952)

Basic earnings (loss) per share	$0.43	$0.50	$(0.17)
Diluted earnings (loss) per share	$0.41	$0.49	$(0.17)
Weighted average number of shares outstanding (basic)	5,665	5,647	5,644

Weighted average number of shares outstanding (diluted)	5,888	5,802	5,644

The accompanying notes are an integral part of the consolidated financial statements.

ISCO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Columnar amounts in thousands)

	Jul 26 2002	Jul 27 2001
Assets
Current assets:
Cash and cash equivalents	$633	$2,675
Short-term investments (Note C)	5,646	2,430
Accounts receivable-trade, net (Note B)	9,901	9,269
Inventories (Note D)	9,046	8,775
Refundable income taxes	—	460
Deferred income taxes (Note H)	1,345	1,515
Other current assets	1,136	370

Total current assets	27,707	25,494
Property and equipment, net (Note E)	14,535	15,266
Long-term investments (Note C)	9,334	7,358
Other assets (Note F)	4,302	5,146

Total assets	$55,878	$53,264

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,303	$950
Accrued expenses (Note G)	4,057	3,321
Income taxes payable (Note H)	176	—
Short-term borrowing (Note I)	1,909	1,503
Current portion of long-term debt (Note J)	1,131	1,056

Total current liabilities	8,576	6,830
Deferred income taxes (Note H)	720	789
Long-term debt, less current portion (Note J)	1,006	2,056
Commitments and contingencies (Note Q)
Shareholders' equity (Notes K and P):
Preferred stock, $.10 par value, authorized 5,000,000 shares; issued none
Common stock, $.10 par value, authorized 15,000,000 shares; issued and outstanding 5,672,346 and 5,651,098 shares	567	565
Additional paid-in capital	38,371	37,929
Retained earnings	6,602	5,017
Accumulated other comprehensive income (loss)	36	78

Total shareholders' equity	45,576	43,589

Total liabilities and shareholders' equity	$55,878	$53,264

The accompanying notes are an integral part of the consolidated financial statements.

ISCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Amounts in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated other Comprehensive Income (loss)	Total Shareholders' Equity
Balance, July 30, 1999	$564	$37,740	$3,152	$(10)	$41,446
Net loss			(952)		(952)
Unrealized investment loss, net of tax effect of $1,000				(2)	(2)
Translation adjustments				72	72

Total comprehensive loss					(882)
Reversal of director options (Note K)		(43)			(43)

Balance, July 28, 2000	$564	$37,697	$2,200	$60	$40,521
Net income			2,817		2,817
Unrealized investment loss, net of tax effect of $15,000				(27)	(27)
Translation adjustments				45	45

Total comprehensive income					2,835
Director's deferred stock units		199			199
Issuance of common stock and exercise of stock options	1	33			34

Balance, July 27, 2001	$565	$37,929	$5,017	$78	$43,589
Net income			2,434		2,434
Unrealized investment gain, net of tax effect of $16,000				24	24
Translation adjustments				(66)	(66)

Total comprehensive income					2,392
Cash dividends ($.15 per share)			(849)		(849)
Director's deferred stock units and incentive stock options		357			357
Issuance of common stock and exercise of stock options	2	85			87

Balance, July 26, 2002	$567	$38,371	$6,602	$36	$45,576

The accompanying notes are an integral part of the consolidated financial statements.

ISCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Columnar amounts in thousands)

	Year Ended
	Jul 26 2002	Jul 27 2001	Jul 28 2000
Cash flows from operating activities:
Net income (loss)	$2,434	$2,817	$(952)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	2,478	2,192	2,569
Stock-based compensation	357	210	—
Deferred income taxes	85	1,147	(433)
Gain on sale of property and equipment	(177)	(94)	(54)
Provision for doubtful accounts	47	96	(71)
Loss on impairments and sale of Geomation (Note O)	—	—	2,056
Write-off of ERP operating system (Note E)	—	—	2,448
Undistributed losses of AFTCO	1	109	160
Change in operating assets and liabilities:
Accounts receivable-trade	(552)	502	(504)
Inventories	(116)	265	(399)
Refundable income taxes	460	39	(116)
Other current assets	(107)	184	(119)
Accounts payable	316	179	(994)
Accrued expenses	690	179	(12)
Income taxes payable	176	—	—
Other	(167)	(164)	(281)

Total adjustments	3,491	4,844	4,250

Cash flows from operating activities	5,925	7,661	3,298

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	2,200	—	—
Proceeds from maturity of held-to-maturity securities	11,758	7,000	—
Proceeds from sale of property and equipment	445	209	2,431
Purchase of held-to-maturity securities	(4,654)	(10,992)	(5,461)
Purchase of available-for-sale securities	(14,418)	—	(250)
Purchase of property and equipment	(1,778)	(1,702)	(1,405)
Other	162	26	—

Cash flows from investing activities	(6,285)	(5,459)	(4,685)

Cash flows from financing activities:
Cash dividends paid	(849)	—	—
Net change in short-term borrowings	135	(150)	485
Repayment of long-term debt	(1,055)	(988)	(932)
Issuance of common stock and exercise of stock options	87	22	—

Cash flows from financing activities	(1,682)	(1,116)	(447)

Cash and cash equivalents:
Net increase (decrease)	(2,042)	1,086	(1,834)
Balance at beginning of year	2,675	1,589	3,423

Balance at end of year	$633	$2,675	$1,589

See Note M for supplemental cash flow information.

The accompanying notes are an integral part of the consolidated financial statements.

ISCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended July 26, 2002, July 27, 2001, and July 28, 2000
(Columnar amounts in thousands, except share and per share data)

Note A. Summary of Significant Accounting Policies.

        Description of Business.    Isco, Inc. and its subsidiaries (the Company) design, manufacture, and market products worldwide. The majority of our revenue comes from sales of products used by industry and government to monitor compliance with water quality regulations and by industries in a variety of research and testing laboratories and by industries in the development of new drugs.

        Basis of Presentation.    The consolidated financial statements include the accounts of Isco, Inc. and its wholly owned subsidiaries. All inter-company transactions and accounts have been eliminated. Investments in which the Company exercises significant influence over operating and financial policies are accounted for using the equity method.

        For fiscal reporting purposes, the Company operates under a 52/53-week year, ending on the last Friday of July. Fiscal years 2002, 2001 and 2000 contained 52 weeks.

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

        Fair Value of Financial Instruments.    The carrying values of cash, accounts receivable, accounts payable and short-term borrowing approximate fair value. The fair value of long-term debt, which is based on the borrowing rates and terms currently available to the Company, approximates carrying value.

        Cash and Cash Equivalents.    Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of three months or less.

        Accounts Receivable.    Accounts receivable consist primarily of amounts due from normal business activities. The Company maintains an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable.

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

        Inventories.    Inventories are valued at the lower of cost or market, principally on the last-in, first-out (LIFO) basis. Management reviews the inventory balances to determine if inventories can be sold at amounts equal to or greater than their carrying amounts. The review includes identification of slow-moving inventories, obsolete inventories and discontinued products or lines of products. The identification process includes a review of historical performance of the inventory and current operational plans for the inventory. If actual results differ from expectations, inventory balances are adjusted.

        Long-Lived Assets.    The Company reviews long-lived assets and certain intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, the expected future cash flows (undiscounted and without interest charges) resulting from the use of the asset are estimated and an impairment loss is recognized if the sum of such cash flows is less than the carrying amount of the asset. Should such an assessment indicate that the value of a long-lived asset or goodwill is impaired; an impairment loss is recognized for the difference between the carrying value of the asset and its estimated fair value. Impairments recognized by the Company during fiscal year 2000 are discussed in Notes E and O.

        Property and Equipment.    Property and equipment are stated at historical costs. Depreciation is provided using the straight-line and declining balance methods over estimated useful asset lives of 10 to 40 years for buildings and improvements and 3 to 20 years for machinery and equipment.

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

        Foreign Currency Translation.    The euro (Eu) is the functional currency of the Company's wholly-owned German subsidiary. Exchange gains and losses resulting from transactions denominated in currencies other than the functional currency are included in the results of operations for the year. Assets and liabilities are translated to U.S. dollars at current exchange rates as of each balance sheet date. Income and expense items are translated using average exchange rates during the year. Cumulative currency translation adjustments are presented as a component of accumulated other comprehensive income (loss). Transaction gains and losses and unrealized gains and losses on inter-company receivables have not been material to date.

        Research and Engineering.    Research and engineering costs are expensed as incurred.

        Income Taxes.    Income taxes are recorded using the liability method. This method recognizes the amount of taxes payable or refundable for the current year. Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.

        Stock-Based Compensation.    Pursuant to Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" (SFAS 123), management has elected to account for the employee fixed award stock options and nonemployee directors' stock options under the provisions of APB No. 25 "Accounting for Stock Issued to Employees". As such, no compensation cost has been recorded relative to these options. Management utilizes the Black-Scholes option pricing model to estimate the fair value of these options.

        The Company accounts for performance based awards granted under its employee stock option plans in accordance with the provisions of APB 25. Options granted under the performance based awards are subject to variable accounting treatment until the number of options that will vest is known. Options not vested at the end of each performance year are cancelled. Compensation expense is recorded based on difference between the closing market price at the date the shares vest and the exercise price as determined at the date the shares were granted.

        Deferred stock units granted to nonemployee directors are accounted for in accordance with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." Accordingly, directors deferred stock units are recorded as compensation expense at estimated fair value on the date the units are earned by the director.

        Earnings (Loss) Per Share.    Basic earnings (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding during the period and the dilutive effect of stock options and common stock equivalents outstanding using the treasury stock method.

        Comprehensive Income (Loss).    Comprehensive income (loss) for all periods presented consists of net earnings (loss), unrealized gain (loss) on securities available for sale, and foreign currency translation adjustments. These results are incorporated into the consolidated statements of shareholders' equity. The accumulated other comprehensive income (loss) related to securities available-for-sale and to foreign currency translation adjustments are ($5,000) and $41,000 at July 26, 2002, ($29,000) and $107,000 at July 27, 2001, respectively.

        Reclassifications.    Certain reclassifications have been made to the prior years' financial statements to conform to the current year's presentation.

        Accounting Pronouncements.    In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. This standard is effective for the Company's fiscal year 2003. The adoption of this standard will not have a significant impact on the consolidated financial statements.

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (SFAS No. 143), Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS No. 143 is effective which is effective for the Company's fiscal year 2003. The adoption of this standard in fiscal 2003 will not have a significant impact on the consolidated financial statements.

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of certain long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this standard in fiscal 2003 will not have a significant impact on the consolidated financial statements.

        In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (SFAS No. 146), Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of this standard in fiscal 2003 to have a significant impact on the consolidated financial statements.

Note B. Allowance for Doubtful Accounts.

	2002	2001	2000
Allowance at beginning of period	$124	$157	$198
Provision for doubtful accounts	50	96	(71)
Accounts written-off (recovered)	(30)	(129)	30

Allowance at end of period	$144	$124	$157

Note C. Investments.

        No gains or losses were recognized on investments in fiscal 2002, 2001, or 2000, respectively.

        As of July 26, 2002:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Carrying value
Short-term investments:
Held-to-maturity securities:
Corporate bonds	$2,529	$16	$—	$2,545	$2,529

Available-for-sale securities:
Corporate bonds	501	1	—	502	502
Certificates of deposit	600	—	—	600	600
Government agency bonds	2,008	7	—	2,015	2,015

Total available-for-sale securities	3,109	8	—	3,117	3,117

Total short-term investments	5,638	24	—	5,662	5,646

Long-term investments:
Available-for-sale securities:
Government agency bonds	9,094	70	—	9,164	9,164
Mutual funds	250	—	80	170	170

Total long-term investments	9,344	70	80	9,334	9,334

	$14,982	$94	$80	$14,996	$14,980

        As of July 27, 2001:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Carrying value
Short-term investments:
Held-to-maturity securities:
Corporate bonds	$2,430	$49	$—	$2,479	$2,430

Total short-term investments	2,430	49	—	2,479	2,430

Long-term investments:
Held-to-maturity securities:
Government agency bonds	4,499	26	—	4,525	4,499
Corporate bonds	2,652	40	—	2,692	2,652

Total held-to-maturity securities	7,151	66	—	7,217	7,151

Available-for-sale securities:
Mutual funds	250	—	43	207	207

Total long-term investments	7,401	66	43	7,424	7,358

	$9,831	$115	$43	$9,903	$9,788

Note D. Inventories.

	2002	2001
Raw materials	$3,076	$3,489
Work-in-process	3,173	2,883
Finished goods	2,797	2,403

	$9,046	$8,775

        Had inventories been valued on the first-in, first-out (FIFO) basis, they would have been approximately $2,307,000 and $1,967,000 higher than reported on the last-in, first-out (LIFO) basis at July 26, 2002 and July 27, 2001, respectively. Approximately 76 and 77 percent of inventory has been valued by the LIFO method at July 26, 2002 and July 27, 2001, respectively.

Note E. Property and Equipment.

	2002	2001
Land	$413	$413
Buildings and improvements	11,785	11,567
Machinery and equipment	16,350	16,099
Software	1,980	1,496
Construction-in-progress	98	140

	30,626	29,715
Less accumulated depreciation	16,091	14,449

	$14,535	$15,266

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

Note F. Other Assets.

	2002	2001
Intangibles, net of accumulated amortization of $672,000 and $535,000	$1,014	$1,151
Investment in AFTCO, net of accumulated amortization of $325,000 and $250,000	563	639
Cash value of life insurance	1,335	1,425
Notes receivable due March 2008 at 8.0%—related party	1,000	1,000
Other	390	931

	$4,302	$5,146

        Summarized financial information for AFTCO is as follows:

	2002	2001	2000
Net sales	$2,673	$2,108	$1,689
Net income (loss)	119	(141)	(359)
Current assets	1,228	893	906
Property and equipment, net	83	124	160
Current liabilities	1,009	750	657
Partners' capital	315	267	408

Note G. Accrued Expenses.

	2002	2001
Salaries, wages, and commissions	$1,871	$1,634
Vacation/personal time	904	783
Health insurance	542	—
Profit sharing contribution	70	303
Property, payroll, and sales tax	351	294
Other	319	307

	$4,057	$3,321

Note H. Income Taxes.

        Income tax expense (benefit) consists of:

	2002	2001	2000
Federal:
Current	$569	$36	$228
Deferred	273	933	(363)
State:
Current	53	—	9
Deferred	18	188	(24)
International:
Current	93	76	73
Deferred	58	106	(108)
Change in valuation allowance	(278)	(54)	62

	$786	$1,285	$(123)

        The provision for income taxes is reconciled with the amount of income taxes computed at the federal statutory rate as follows:

	2002	2001	2000
Computed "expected" federal tax expense (benefit)	$1,095	$1,395	$(366)
State income taxes, net of federal tax benefit	62	224	(43)
International income taxes	69	(20)	(40)
Exempt foreign sales income	(171)	(198)	(161)
Permanent differences on intangibles	149	30	639
Prior years' federal & state income tax adjustments	—	—	(146)
Other	(140)	(92)	(68)
Change in valuation allowance	(278)	(54)	62

	$786	$1,285	$(123)

        The July 26, 2002 and July 27, 2001 components of deferred income tax assets and liabilities resulting from temporary differences between financial and tax reporting are as follows:

	2002	2001
Deferred tax assets:
Uniform capitalization of inventory costs	$363	$350
Vacation/personal time	195	177
Reserve for doubtful accounts	37	37
Suprex intangibles	434	482
Net operating, capital and AMT credit loss carry forwards	668	878
Research and development credit carry forwards	286	461
Other	310	188

Gross deferred tax assets	2,293	2,573
Valuation allowance	—	(278)
Deferred tax liabilities:
Depreciation	(1,668)	(1,569)

Gross deferred tax liabilities	(1,668)	(1,569)

Net deferred tax assets	$625	$726

        At July 26, 2002, the Company had a German net operating loss carry forward of approximately $1,100,000 which is not subject to expiration. At July 26, 2002, the Company has a net capital loss carry forward of approximately $51,000, which expires in fiscal year 2003. Realization of deferred tax assets associated with the net operating loss and net capital loss carry forwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization is not assured for deferred tax assets, management believes it is more likely than not that deferred tax assets will be realized through future taxable earnings or alternative tax strategies. For certain of the net operating loss carry forwards related to subsidiary operations, management had established a valuation allowance against them due to a greater degree of risk of realization. Alternative tax strategies have been implemented related to the subsidiary operations which management believes make it more likely than not that that the related deferred tax assets will be realized and accordingly, the associated valuation allowance has been removed.

Note I. Short-term Borrowing.

        At July 26, 2002, the Company had available $7,000,000 in lines of credit expiring February 28, 2003. The lines are secured by inventory, accounts receivable, equipment, and intangibles. The lines of credit also support the revolving credit agreements of the Company's German subsidiary, STIP. As such, availability under the lines of credit is reduced by the credit available under those revolving credit agreements, currently Eu2,000,000 (US$2,100,000).

        The Company's German subsidiary maintains a revolving credit agreement that provides for borrowing up to Eu2,000,000 (US$2,100,000) guaranteed by the Company. This agreement provides for interest rates ranging from 4.7 percent to 8.5 percent and is renewable on a quarterly basis. The amount outstanding under this agreement at July 26, 2002 and July 27, 2001 was $1,909,000 and $1,503,000, respectively.

        The net amount available for borrowing to the Company, under the lines of credit and revolving credit agreements, at July 26, 2002 was approximately $4,900,000 at a variable rate of 3.75 percent.

Note J. Long-term Debt.

        Long-term debt at July 26, 2002 and July 27, 2001 consists of the following:

	2002	2001
Isco, Inc.
Note due December 2003, 6.50%	$1,581	$2,615
STIP
Note due March 2009, 7.50%	177	173
Note due June 2003, 7.50%	379	324

	2,137	3,112
Less current portion of long-term debt	1,131	1,056

	$1,006	$2,056

        In December 1998 Isco, Inc. borrowed $5,000,000 from its primary commercial bank. This term loan is repayable in equal installments over 60 months. The note is secured by inventory, accounts receivable, equipment, and intangibles. Under the terms of the loan agreement, the Company is required to maintain a minimum net worth and specified fixed charge coverage and net worth ratios.

        The STIP note due March 2009 is repayable in annual installments of Eu25,000 (US$25,000) with interest payable on a quarterly basis. The STIP note due June 2003 requires quarterly interest payments with principal due in June 2003.

        At July 26, 2002, future principal payments due on debt in each of the next five fiscal years are as follows:
2003, $1,131,000; 2004, $501,000; 2005, $404,000; 2006, $25,000; 2007, $25,000 and thereafter, $51,000.

Note K. Stock Option Plans.

        Isco had three stock option plans in effect at July 26, 2002: the 1985 Incentive Stock Option Plan (1985 Plan), the 1996 Stock Option Plan (1996 Plan), and the 1996 Outside Directors' Stock Option Plan (1996 Directors' Plan). Under each of these plans, options may be granted only during the 10 years following the inception of the plan. The options are exercisable over a period not greater than 10 years from the date of grant.

        In July 1985 the Company adopted the 1985 Plan, which authorized the future issuance of up to 174,570 shares to officers and key employees. During fiscal 1997, the Company adopted the 1996 Plan, which authorized the future issuance of up to 250,000 shares to officers, key employees, and designated individuals. This plan was amended in fiscal year 2000 to increase the number of shares available for options to 500,000. Under both plans, qualified options are to be granted at not less than 100 percent of the fair market value of the common stock when granted. The 1996 Plan also authorized the issuance of nonqualified options that may be granted at not less than 80 percent of the fair market value of the common stock when granted.    Shares granted under the 1996 Plan are either fixed awards subject to vesting or performance based awards. The fixed awards granted have vesting terms ranging from immediate vesting to three years. The performance based awards were granted in 2001 under a five year plan with each year subject to annual revenue, income and other performance targets as determined by the Compensation Committee of the Board of Directors. Compensation expense recorded for the performance based awards in 2002, 2001 and 2000 was $276,000, $0 and $0, respectively.

        During fiscal 1997 the Company adopted the 1996 Directors' Plan, which authorized the future issuance of up to 100,000 shares to nonemployee directors of the Company. The options are exercisable, at the date of grant, over a period not greater than 10 years. Prior to fiscal year 2000, at the time the options were granted, the fair value of the options were recorded as compensation expense and this value was added to additional paid-in capital. During fiscal year 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This interpretation requires that for purposes of accounting for certain stock options granted to outside directors that they be treated as employees. Adoption of this interpretation during fiscal 2000 required reversing previously recognized compensation expense and debiting additional paid-in capital in the amount of $43,000.

        The following table summarizes the assumptions used and the corresponding pro forma effect on fiscal 2002, 2001, and 2000 net income (loss) and earnings (loss) per basic and diluted share.

	2002	2001	2000
Risk-free interest rate	5.14%	5.24%	6.22%
Expected volatility of stock	42.6%	88.2%	106.2%
Dividend yield	1.66%	0.00%	0.00%
Expected life of options	7 years	7 years	7 years
Net income (loss):
As reported	$2,434	$2,817	$(952)
Pro forma	$2,336	$2,497	$(685)
Basic earnings (loss) per share:
As reported	$0.43	$0.50	$(0.17)
Pro forma	$0.41	$0.44	$(0.12)
Diluted earnings (loss) per share:
As reported	$0.41	$0.49	$(0.17)
Pro forma	$0.40	$0.43	$(0.12)

        Stock option activity under the Plans for fiscal years 2002, 2001 and 2000 is as follows:

	Stock Options
	1985 Plan		1996 Plan		1996 Directors' Plan
	Shares	Weighted Average Option Price	Shares	Weighted Average Option Price	Shares	Weighted Average Option Price
Outstanding July 30, 1999	131,110	$12.03	204,724	$9.07	10,667	$7.83
Granted	—	—	75,448	$4.99	5,417	$5.28
Canceled	(18,170)	$13.04	(21,224)	$9.19	—	—

Outstanding July 28, 2000	112,940	$11.85	258,948	$7.87	16,084	$6.97
Granted	—	—	321,912	$4.25	5,000	$7.25
Exercised	—	—	(5,250)	$4.25	—	—
Canceled	—	$—	(127,350)	$9.46	(3,250)	6.87

Outstanding July 27, 2001	112,940	$11.85	448,260	$4.86	17,834	$7.07
Granted	—	—	—	—	5,000	$9.33
Exercised	—	—	(21,248)	$4.11	—	—
Canceled	—	—	(36,562)	$6.30	—	—

Outstanding July 26, 2002	112,940	$11.85	390,450	$4.84	22,834	$7.57

        The following table summarizes information about stock options outstanding at July 26, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding at July 26, 2002	Weighted Average Remaining Contractual Life	Weighted Average Option Price	Shares Exercisable at July 26, 2002	Weighted Average Option Price
$ 4.00 to 6.00	365,305	7.2	$4.49	148,283	$4.62
$ 6.01 to 8.00	5,000	8.4	$7.25	5,000	$7.25
$ 8.01 to 10.00	82,979	3.5	$9.46	74,979	$9.41
$10.01 to 12.00	4,400	3.0	$10.13	3,080	$10.13
$12.01 to 14.00	68,540	0.4	$13.04	61,719	$13.04

Note L. Retirement Plan.

        The Company has a defined contribution retirement plan covering Isco, Inc. employees who satisfy age and service requirements. The Company makes annual discretionary profit sharing contributions to the plan. Company contributions to the plan are limited to 15% of aggregate compensation of the participants. The Company's profit sharing contributions approximated $70,000, $303,000, and $345,000 for the fiscal years 2002, 2001, and 2000, respectively.

        Within the plan is a 401(k) salary reduction feature. Under the terms of the salary reduction feature, an employee may reduce his or her salary by up to 12%. The Company currently matches the reduction, up to 5% of the employees' compensation, with a 50% matching contribution. During fiscal years 2002, 2001, and 2000, the Company made matching contributions of approximately $304,000, $166,000, and $175,000, respectively.

Note M. Supplemental Cash Flow Information.

        During fiscal years 2002, 2001, and 2000, the Company made income tax payments of approximately $27,000, $17,000, and $425,000, respectively.

        During fiscal years 2002, 2001, and 2000, the Company made interest payments of $278,000, $358,000, and $410,000, respectively.

Note N. Geographic and Product Group Sales and Geographic Long-lived Assets.

Net Sales:	2002	2001	2000
United States	$43,261	$41,896	$40,792
Europe	8,332	8,651	8,514
Asia	4,708	3,355	2,860
Other	2,898	2,944	3,017

	$59,199	$56,846	$55,183

Net Sales:	2002	2001	2000
Sampler product line	$18,801	$21,836	$18,713
Flow Meter product line	12,415	10,996	12,022
Chromatography product line	14,158	11,073	10,116
Other *	13,825	12,941	14,332

	$59,199	$56,846	$55,183

* Other includes other product line revenues, service revenues, and freight billings.
Long-lived Assets:	2002	2001
United States	$18,718	$20,152
Europe	119	260

	$18,837	$20,412

Note O. Acquisitions and Disposals.

        On October 16, 2000, the Company sold certain assets and transferred liabilities of Geomation, Inc. to an investment group led by the management of Geomation for approximately $109,000 in cash. The impact of this transaction resulted in the recognition of a non-cash pre-tax write-off of $1.4 million related to impairment of intangible assets and a pre-tax loss of $700,000 related to the sale of the net operating assets. The assets sold per the agreement included all operating assets net of operating liabilities of Geomation.

        The Company, renamed Isco Holdings, Inc., retained intangibles, the deferred tax assets related to net operating loss carry forwards and research and development tax credits, and recorded expected liabilities for closing the transaction. The intangibles were considered impaired as a result of the continuing losses from operations of the Geomation products and the remaining book value of these assets were reduced to zero. The loss is reflected in fiscal 2000 operations.

        The following unaudited, pro forma, condensed, consolidated financial information assumes the removal of the results of operations of Geomation, Inc. since acquisition in fiscal 1998. This information does not purport to be indicative of what actual results would have looked like had this acquisition never occurred or of results that may occur in the future.

Pro forma data. (unaudited) (in thousands, except per share data)	2001	2000
Pro forma net sales	$56,733	$53,748
Pro forma operating income (loss)	3,990	1,300
Pro forma net income (loss)	2,847	1,357
Pro forma earnings (loss) per share—basic	$0.50	$0.24
Pro forma earnings (loss) per share—diluted	$0.49	$0.24

        On March 31, 1998, the Company and AMJ Equipment Corporation, Lakeland, Florida, completed the formation of Advanced Flow Technologies Partnership, Ltd. (AFTCO), a limited partnership located in Lakeland, Florida. Each partner owns 50 percent of AFTCO. AFTCO designs, manufactures, and markets electromagnetic flow meters.

Note P. Earnings Per Share.

        The following table provides a reconciliation between basic and diluted earnings (loss) per share:

Computation of earnings (loss) per share

	2002	2001	2000
Net income (loss) for both basic and diluted earnings (loss) per share	$2,434	$2,817	$(952)

Weighted average outstanding shares for basic earning (loss) per share	5,665	5,647	5,644
Effect of diluted earnings per share:
Common stock equivalents and dilutive stock options	223	155	—

Shares outstanding for diluted earnings (loss) per share	5,888	5,802	5,644

Earnings (loss) per share:
Basic	$0.43	$0.50	$(0.17)

Diluted	$0.41	$0.49	$(0.17)

        Options and other common stock equivalents to purchase 112,940 shares, 164,538 shares, and 364,529 shares of common stock were outstanding during the periods ended July 26, 2002, July 27, 2001, and July 28, 2000, respectively, but were not included in the computation of diluted earnings (loss) per share because of the net loss incurred or the options' exercise price was greater than the average market price of the common stock and, therefore, their effect would be anti-dilutive.

Note Q. Commitments and Contingencies.

        Legal Proceedings.    The Company filed an action in the United States District Court for the District of Nebraska against Cornell Research Foundation, Inc. ("Cornell") on January 24, 2002, seeking to enjoin Cornell from terminating a patent license agreement dated April 30, 1996 ("license"). The Company's action was precipitated by a notice from Cornell terminating the license and alleging that the Company had not been diligent in developing a commercial product. The suit in Nebraska has been dismissed and the Company filed a corresponding action in the United States District Court for the Northern District of New York on September 4, 2002. The Company joined Advion Biosciences, Inc. ("Advion") another licensee on the same patent as a co-defendant with Cornell. Pursuant to the rights granted in the license, the Company developed several new high performance liquid chromatography columns utilizing monolithic packing (SWIFTTM) and began marketing them in early July 2002.

        In response to the Company's suit, Cornell is demanding arbitration of the dispute. The Company has moved for a stay of arbitration in the Supreme Court of New York. Both actions are in their preliminary stages and neither court has held any hearings or taken any action to date. The Company intends to pursue this matter very vigorously, and believes that it will prevail in this matter.

        At the same time, the scope of the Company's license is being arbitrated with a decision expected in December of this year. This arbitration relates to products not yet being sold by the Company. The Company intends to continue with its marketing efforts on the new column products.

        In the normal course of business, the Company is involved in various other legal actions. It is management's opinion that none of these legal actions will materially affect the financial position or results of operations of the Company.

        Commitments.    AFTCO has a $1,000,000 line of credit commitment from the Company's primary commercial bank which expires January 31, 2003. The Company is the guarantor of this line.

        Isco has commitments under long-term operating leases for building space and equipment, many of which contain renewal options. Rent expense incurred on operating leases for fiscal years 2002, 2001, and 2000 was $311,000, $296,000, and $384,000, respectively. Future minimum rentals on operating leases with non-cancelable lease terms at July 26, 2002 aggregate $586,000 and are payable by fiscal years as follows: 2003, $300,000; 2004, $226,000; 2005, $57,000; and 2006, $3,000. Isco, Inc., via Isco Holdings, Inc., continues to lease the facilities that house the Geomation operations. Isco Holdings, Inc. entered into a sublease agreement with the new entity that purchased the assets of Geomation. The lease for this facility expires August 31, 2004. The effects of these sublease arrangements have not been considered against the future minimum rentals.

Statements of Operations by Quarter. (unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2002	2001	2002	2001	2002	2001	2002	2001
Net sales	$15,426	$13,481	$14,540	$15,432	$14,139	$13,780	$15,094	$14,153
Cost of sales	7,187	6,283	7,220	7,133	6,865	6,667	7,030	6,870

	8,239	7,198	7,320	8,299	7,274	7,113	8,064	7,283

Expenses:
Selling, general and administrative	5,381	5,470	5,523	5,184	5,568	5,419	6,024	5,119
Research and engineering	1,376	1,330	1,237	1,261	1,460	1,349	1,535	1,333
ERP settlement/write-off	—	—	—	(425)	—	—	—	—

	6,757	6,800	6,760	6,020	7,028	6,768	7,559	6,452

Income from operations	1,482	398	560	2,279	246	345	505	831
Other income (expense):
Investment income	179	157	174	199	171	183	152	194
Interest expense	(78)	(94)	(72)	(92)	(65)	(89)	(63)	(83)
Other, net	(63)	6	(16)	2	158	(55)	(50)	(79)

	38	69	86	109	264	39	39	32

Income (loss) before income taxes	1,520	467	646	2,388	510	384	544	863
Provision for income taxes	490	196	285	759	203	144	(192)	186

Net income	$1,030	$271	$361	$1,629	$307	$240	$736	$677

Basic earnings (loss) per share	$0.18	$0.05	$0.06	$0.29	$0.05	$0.04	$0.13	$0.12

Diluted earnings (loss) per share	$0.18	$0.05	$0.06	$0.28	$0.05	$0.04	$0.12	$0.12

Weighted average basic shares outstanding	5,656	5,645	5,664	5,646	5,667	5,647	5,671	5,651

Weighted average diluted shares outstanding	5,841	5,673	5,904	5,781	5,929	5,862	5,912	5,857

Quarterly per share amounts may not add to annual total due to rounding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        Incorporated by reference from the Isco, Inc., Proxy Statement for Annual Meeting of Shareholders to be held December 12, 2002, under the captions ELECTION OF DIRECTORS, LIST OF CURRENT EXECUTIVE OFFICERS OF THE COMPANY, and ADDITIONAL INFORMATION—Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Item 11. Executive Compensation.

        Incorporated by reference from the Isco, Inc., Proxy Statement for Annual Meeting of Shareholders to be held December 12, 2002, under the caption EXECUTIVE COMPENSATION.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        Incorporated by reference from the Isco, Inc., Proxy Statement for Annual Meeting of Shareholders to be held December 12, 2002, under the captions GENERAL and ELECTION OF DIRECTORS.

        The following equity compensation information is not incorporated by reference from the Isco, Inc., Proxy Statement for Annual Meeting of Shareholders to be held December 12, 2002.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	526,224	$6.460	160,218
Equity compensation plans not approved by security holders	0	$0.000	0

Total	526,224	$6.460	160,218

Note: The data provided in the above table includes all stock options granted, exercised, or having the potential of being exercised by the executives under the 2001 through 2005 Executive Incentive Compensation Plan.

Item 13. Certain Relationships and Related Transactions.

        None.

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Page Number
a. The following documents are filed as a part of this report:
1. Financial Statements:
Independent Auditors' Report	17
Consolidated Statements of Operations for fiscal years ended July 26, 2002, July 27, 2001, and July 28, 2000	18
Consolidated Balance Sheets at July 26, 2002 and July 27, 2001	19
Consolidated Statements of Shareholders' Equity for fiscal years ended July 26, 2002, July 27, 2001, and July 28, 2000	20
Consolidated Statements of Cash Flows for fiscal years ended July 26, 2002, July 27, 2001, and July 28, 2000	21
Notes to Consolidated Financial Statements	22
Financial statements of the Registrant's subsidiaries are omitted because the Registrant is, primarily, an operating company and the subsidiaries are wholly owned.	—
2. Schedules:
Schedules other than those listed above are omitted for the reason that they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.
b. Reports on Form 8-K filed for the three months ended July 26, 2002:
1. None
c. Exhibits (Numbered in accordance with Item 601 of Regulation S-K):
(3) (i) Articles of Incorporation as amended and restated through July 26, 1985 [Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, File No. 2-99303 (the "Form S-1")]	—
(ii) By-laws as amended through July 19, 2001 (Incorporated by reference to Annual Report on Form 10-K for Isco, Inc. dated July 27, 2001)	—
(10) Material contracts:
(iii) (a) 1985 Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.1 (ii) of the Form S-1)	—
(b) Directors' Deferred Compensation Plan (Incorporated by reference to Registration Statement of Form S-8, File No. 333-00421)	—

(c) 1996 Stock Option Plan (Incorporated by reference to Registration Statement of Form S-8, File No. 333-16637)	—
(d) 1996 Outside Directors' Stock Option Plan (Incorporated by reference to Registration Statement of Form S-8, File No. 333-16637)	—
(21) List of Isco's Subsidiaries:
Isco, Ltd. (organized under the laws of Barbados)
Isco Holdings, Inc. (formerly Geomation, Inc.) (incorporated in Nebraska)
STIP-Isco GmbH (organized under the laws of Germany)
(23) Independent Auditors' Consent	44
(99.1) Plan Year 2002 Financial Statements of the Isco, Inc. Retirement Plu$Plan	45

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISCO, INC.
By:	/s/ ROBERT W. ALLINGTON Robert W. Allington, Chief Executive Officer and Director	By:	/s/ VICKI L. BENNE Vicki L. Benne, Chief Financial Officer & Treasurer
Date: October 22, 2002		Date: October 22, 2002
By:	/s/ DOUGLAS M. GRANT Douglas M. Grant, President, Chief Operating Officer and Director	By:	/s/ DONALD E. WADEMAN Donald E. Wademan, Controller
Date: October 22, 2002		Date: October 22, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
By:	/s/ DALE L. YOUNG Dale L. Young, Director	By:	/s/ JAMES L. LINDERHOLM James L. Linderholm, Director
Date: October 22, 2002		Date: October 22, 2002
By:	/s/ JAMES L. CARRIER James L. Carrier, Director	By:	/s/ RONALD K. JESTER Ronald K. Jester, Director
Date: October 22, 2002		Date: October 22, 2002
By:	/s/ PHILIP M. WITTIG Philip M. Wittig, Secretary and Director
Date: October 22, 2002

CERTIFICATIONS

        Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Public Law Number107-204), the Chief Executive Officer of the Company certifies that:

1)
I have reviewed the report;

2)
Based upon my knowledge, this report does not contain any untrue statement of a material fact, or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3)
Based upon my knowledge, the financial statements and other financial information included in this report fairly present in all material respects the financial condition, results of operations, and cash flows of the Company as of, and for, the period presented in this report;

4)
The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Company and its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days prior to the filing date of this report (the "Evaluation Date");

c)
presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)
The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company board of directors (or persons performing equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6)
The Company's other certifying officers have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
By:	/s/ Robert W. Allington
Robert W. Allington Chief Executive Officer

October 22, 2002

        Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Public Law Number107-204), the Chief Financial Officer of the Company certifies that:

1)
I have reviewed the report;

2)
Based upon my knowledge, this report does not contain any untrue statement of a material fact, or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3)
Based upon my knowledge, the financial statements and other financial information included in this report fairly present in all material respects the financial condition, results of operations, and cash flows of the Company as of, and for, the period presented in this report;

4)
The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Company and its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days prior to the filing date of this report (the "Evaluation Date");

c)
presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)
The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company board of directors (or persons performing equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6)
The Company's other certifying officers have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
By:	/s/ Vicki L. Benne
Vicki L. Benne Chief Financial Officer & Treasurer

October 22, 2002

CERTIFICATION OF FINANCIAL STATEMENTS

        Pursuant to 18 U.S.C. 63 § 1350, the Chief Executive Officer and the Chief Financial Officer of Isco, Inc. (the "Company"), hereby certify that this Form 10-K and the financial statements thereto fully comply with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-K and the financial statements thereto fairly present, in all material respects, the financial condition and results of operations of the Company.

By:	/s/ ROBERT W. ALLINGTON Robert W. Allington Chief Executive Officer	By:	/s/ VICKI L. BENNE Vicki L. Benne Chief Financial Officer & Treasurer
October 22, 2002

QuickLinks

PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for the Registrant's Common Equity and Related Stockholders Matters.
  Item 6. Selected Financial Data. Amounts in thousands except per share data.
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
CERTIFICATIONS