Form 10-Q
period 2002-10-25
ISCO INC
filed 2002-12-06
CIK 773730

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 25, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                             to

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 29, 2002.

Common Stock, $0.10 par value Class	5,676,971 Number of Shares

ISCO, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

ISCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	Oct 25 2002	Oct 26 2001
	(Amounts in thousands, except per share data)
Net sales	$15,494	$15,426
Cost of sales	6,945	7,187

	8,549	8,239

Operating expenses:
Selling, general, & administrative	6,403	5,381
Research and engineering	1,665	1,376

	8,068	6,757
Income from operations	481	1,482
Other income (expense):
Investment income	169	179
Interest expense	(59)	(78)
Other, net	53	(63)

	163	38

Income before income taxes	644	1,520
Provision for income taxes	213	490

Net income	$431	$1,030

Basic earnings per share	$0.08	$0.18

Diluted earnings per share	$0.07	$0.18

Dividends declared per share	$0.06	$—

Weighted average number of shares outstanding-basic	5,673	5,656
Additional shares assuming exercise of common stock equivalents and dilutive stock options	253	185

Weighted average number of shares outstanding-diluted	5,926	5,841

The accompanying notes are an integral part of the condensed consolidated financial statements.

ISCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Oct 25 2002	Jul 26 2002
	(Columnar amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$1,424	$633
Short-term investments	5,506	5,646
Accounts receivable — trade, net of allowance for doubtful accounts of $143,000 and $144,000	10,249	9,901
Inventories	9,079	9,046
Refundable income taxes	65	—
Deferred income taxes	1,222	1,345
Other current assets	1,439	1,136

Total current assets	28,984	27,707
Property and equipment, net of accumulated depreciation of $16,580,000 and $16,091,000	14,342	14,535
Long-term investments	7,334	9,334
Other assets	4,369	4,302

Total assets	$55,029	$55,878

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,425	$1,303
Accrued expenses	3,707	4,057
Income taxes payable	—	176
Short-term borrowing	1,651	1,909
Current portion of long-term debt	1,149	1,131

Total current liabilities	7,932	8,576
Deferred income taxes	660	720
Long-term debt, less current portion	712	1,006
Shareholders' equity
Preferred stock, $.10 par value, authorized 5,000,000 shares; issued none	—	—
Common stock, $.10 par value, authorized 15,000,000 shares; issued and outstanding 5,673,971 and 5,672,346	567	567
Additional paid-in capital	38,427	38,371
Retained earnings	6,691	6,602
Accumulated other comprehensive income (loss)	40	36

Total shareholders' equity	45,725	45,576

Total liabilities and shareholders' equity	$55,029	$55,878

The accompanying notes are an integral part of the condensed consolidated financial statements.

ISCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	Oct 25 2002	Oct 26 2001
	(Columnar amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$431	$1,030
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	628	580
Stock-based compensation	49	16
Deferred income taxes	47	(90)
Gain on sale of property and equipment	(125)	(69)
Provision for doubtful accounts	13	10
Undistributed (income) losses of AFTCO	(18)	65
Change in operating assets and liabilities:
Accounts receivable-trade	(369)	(304)
Inventories	(46)	28
Refundable income taxes	(65)	460
Other current assets	(301)	(97)
Accounts payable	123	326
Accrued expenses	(346)	(605)
Income taxes payable	(176)	97
Other	(83)	(41)

Total adjustments	(669)	376

Cash flows from operating activities	(238)	1,406

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	2,750	—
Proceeds from maturity of held-to-maturity securities	2,130	4,000
Purchase of held-to-maturity securities	(497)	(2,411)
Purchase of available-for-sale securities	(2,264)	(2,752)
Proceeds from sale of property and equipment	174	132
Purchase of property and equipment	(446)	(740)
Other	22	190

Cash flows from investing activities	1,869	(1,581)

Cash flows from financing activities:
Cash dividends paid	(341)	—
Net change in short-term borrowings	(237)	(48)
Repayment of long-term debt	(269)	(252)
Issuance of common stock and exercise of stock options	7	47

Cash flows from financing activities	(840)	(253)

Cash and cash equivalents:
Net increase (decrease)	791	(428)
Balance at beginning of year	633	2,675

Balance at end of year	$1,424	$2,247

See Note 6 for supplemental cash flow information.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ISCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 25, 2002

(Unaudited)
(Columnar amouts in thousands, except per share data)

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

        While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended July 26, 2002.

Note 2:    Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

Note 3:    Inventories are valued at the lower of cost or market, principally on the last-in, first-out (LIFO) basis. The composition of inventories was as follows:

	Oct 25, 2002	Jul 26, 2002
Raw Materials	$3,230	$3,076
Work-in-process	3,023	3,173
Finished goods	2,826	2,797

	$9,079	$9,046

        Had inventories been valued on the first-in, first-out (FIFO) basis, they would have been approximately $2,244,000 and $2,307,000 higher than reported on the LIFO basis at October 25, 2002 and July 26, 2002, respectively.

Note 4:    Other Assets

	Oct 25, 2002	Jul 26, 2002
Intangibles, net of accumulated amortization of $704,000 and $672,000	$982	$1,014
Investment in AFTCO, net of accumulated amortization of $325,000	581	563
Cash value of life insurance	1,354	1,335
Note receivable — related party	1,000	1,000
Other	452	390

	$4,369	$4,302

Note 5:    Comprehensive income (loss), for the three month periods ended October 25, 2002 and October 26, 2001, was as follows:

	Three months ended
	Oct 25 2002	Oct 26 2001
Net income	$431	$1,030
Other comprehensive income (loss), net of income tax (tax benefit):
Foreign currency translation adjustment	5	(30)
Unrealized holding gains (losses) on available-for-sale securities	(1)	(9)

Comprehensive income	$435	$991

Note 6:    Supplemental Cash Flow Information

        The Company made income tax payment of $385,000 and $0 during the three-month periods ended October 25, 2002 and October 26, 2001, respectively.

        The Company made interest payments of $59,000 and $78,000 during the three-month periods ended October 25, 2002 and October 26, 2001, respectively.

Note 7:    Legal Proceedings The Company continues its activities related to its SWIFT column products and to the filed lawsuits by and against Cornell Research Foundation, Inc. ("Cornell") All legal actions are in their preliminary stages. The Company intends to pursue these matters very vigorously and believes that it will prevail whether through court action or through any court-ordered or party-agreed-to arbitration. Details on these lawsuits can be found in Isco's annual report on Form 10-K for fiscal year 2002 under Part I, Item 3, Legal Proceedings.

        The Company began selling the new SWIFT columns late in the in the fourth quarter of fiscal 2002. At this time, the revenues from SWIFT columns are not material to the overall revenues of the Company. The Company continues to invest in infrastructure to build and expand this column business. Details on the Company's investments in this area can be found in Isco's annual report on Form 10-K for fiscal year 2002 under the section entitled "Factors Affecting Future Results" in Part I, Item 2, Management's Discussion and Analysis of Results of Operations and Financial Condition.

Note 8:    New Accounting Pronouncements

        The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, as of the beginning of the current fiscal year. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives shall not be amortized and shall be tested for impairment of value on an annual basis. There was no impairment that resulted from adoption of this standard. The Company discontinued the amortization of equity method goodwill relating to the AFTCO joint venture upon adoption of this standard. Goodwill and other identifiable intangible assets with indefinite lives are not amortized and are tested annually for impairment. Impairment occurs when the fair value of the asset is less than its carrying amount. Identifiable intangible assets with definite lives are amortized over their estimated useful lives and tested for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may be impaired. Impairment occurs when the fair value of the asset is less than its carrying amount. If impaired, the intangible asset is written down to its fair value. The after tax impact of adopting this standard in fiscal 2002 would have been to increase first quarter fiscal 2002 earnings by approximately $19,000. Basic and diluted earnings per share amounts would not have changed on a pro forma basis.

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

	Three months ended
	Oct 25, 2002	Oct 26, 2001	Change
Net sales	100.0	100.0	0.4
Cost of sales	44.8	46.6	(3.4)

	55.2	53.4	3.8

Operating expenses:
Selling, general, & administrative	41.3	34.9	19.0
Research & engineering	10.7	8.9	21.0

	52.0	43.8	19.4

Income from operations	3.2	9.6	(67.5)
Other income (expense):
Investment income	1.1	1.2	(5.6)
Interest expense	(0.4)	(0.5)	(24.4)
Other, net	0.3	(0.4)	—

	1.0	0.3	328.9

Income before income taxes	4.2	9.9	(57.6)
Provision for income taxes	1.4	3.2	(56.5)

Net income	2.8	6.7	(58.2)

Net Sales Analysis and Review

        Our net sales for the first quarter of fiscal 2003 of $15.5 million were slightly above first quarter fiscal 2002 net sales of $15.4 million. Revenues related to our core products lines (wastewater samplers, flow meters, and liquid chromatography) were $12.0 million for the first quarter of fiscal 2003 compared with $11.6 million for the same period last year, an increase of 3.0 percent. Revenues from our liquid chromatography line continue to provide double digit growth and accounted for the year-over-year increase, while revenues from samplers and flow meters were down slightly from the first quarter of fiscal 2002. Our major product lines of samplers and flow meters continue to be negatively affected by the continuing economic and competitive conditions that were present in the prior fiscal year. Revenues outside of our core product lines (including the product lines of process monitoring, supercritical fluid extraction (SFE), syringe pumps, along with revenues related to equipment repairs and billed freight) were $3.5 million for the current fiscal year compared with $3.8 million for the same period last year, a 7.4 percent decrease. While syringe pump revenues increased, revenues from all other areas were either flat or lower than the prior year.

        Domestic revenues for the first quarter of fiscal 2003 of $11.8 million were 2.7 percent above first quarter fiscal 2002 revenues of $11.5 million. Domestic revenues related to our core product lines for the three months were up 2.0 percent from last year, with liquid chromatography revenues accounting for the increase, offset by declines in sampler and flow meter revenues. Domestic revenues outside of our core product lines were up 6.4 percent compared with the same period last year. Revenues from the syringe pump line accounted for the year-over-year improvement.

        International revenues for the first quarter of fiscal 2003 of $3.7 million were 6.0 percent below first quarter fiscal 2002 revenues of $4.0 million. First quarter revenues from our core product lines increased by 8.1 percent compared with last year's first quarter. The sampler product line accounted for this revenue increase, partially offset by a decline in liquid chromatography related sales. International revenues outside of our core product lines were down 19.4 percent, with all areas contributing to the decrease.

        Net orders of $15.1 million were received during the first quarter of fiscal 2003, a decrease of 1.0 percent from the first quarter of fiscal 2002. The order backlog at October 25, 2002 was $4.9 million, down approximately eight percent from the beginning of the fiscal year.

Net Income Analysis and Review

        Our net income for the first quarter of fiscal 2003 was $0.4 million, down approximately $0.6 million or 58 percent from the prior year. The primary factor in the decline was lower income from operations. Income from operations for the first quarter of fiscal 2003 was $0.5 million, down approximately $1.0 million or 68 percent compared with the first quarter of fiscal 2002. Positive shifts in the mix of our product lines resulted in a gross margin, as a percentage of sales, of 55.2 percent compared with 53.4 percent for the same period last year, and provided additional gross margin dollars of $0.3 million. This benefit was offset by operating expenses which increased by approximately $1.3 million.

        The increase in operating expenses was driven by increases in both sales, general and administrative (SG&A) expenses and engineering expenses. The majority of the increase was in SG&A, which increased by approximately $1.0 million from the prior year. Increased staffing for the chromatography line, general wage increases, increased exhibition expenses, and the replacement of an international dealer were drivers in the SG&A increase. Approximately $300,000 of the increase is attributed to marketing, sales, and legal expenditures for the new SWIFT chromatography media. Beginning in the second quarter of the prior fiscal year, and continuing through the first quarter of fiscal 2003, we increased the expenditure level for SG&A. This was due to our commitment to build the marketing and sales infrastructure to capitalize on market and technology opportunities in process monitoring, SWIFT columns, and drug discover applications of liquid chromatography. These commitments are discussed in detail in our annual report on Form 10-K under the section titled "Factors affecting future results." Engineering expenses increased by $0.3 million primarily from higher levels of outsourced product development activities.

        Other income increased by $125,000, for the first quarter of fiscal 2003 compared with the same period of last year. This improvement was driven by improved earnings from AFTCO, Isco's joint venture. While our average investment balances were higher in the current year, lower yield rates resulted in a slight decrease in investment income for the three-month period compared with last year. Interest expense also decreased slightly for the three-month comparison due to our continued ability to drive down our outstanding fixed debt. Our effective income tax rate for the first quarter of fiscal 2003 was 33.1 percent compared with an effective income tax rate for the same period last year of 32.2 percent.

Financial Condition and Liquidity

        Our overall cash and investments decreased to $14.3 million at October 25, 2002 from $15.6 million at the end of fiscal year 2002, a decrease of $1.3 million. Operating activities utilized $0.2 million of cash during the first quarter of fiscal 2003 compared with generating $1.4 million during the same period last year. The major factor in the decline was a change in operating assets and liabilities that resulted in a net reduction of approximately $1.1 million in operating cash flow, primarily driven by a change in income taxes. During fiscal 2002, we received the benefits of net operating loss carry forwards to offset that year's tax liabilities. These benefits were fully utilized in fiscal 2002. The decline in net income accounted for approximately $0.6 million of the $1.6 million decline, with the adjustments for depreciation and amortization and other non operating assets and liabilities being at approximately the same level.

        We invested the cash generated from maturities of investments of $4.9 million into long-term and short-term investments of $2.8 million. We utilized the remaining cash available from investment maturities to fund the cash required for operations, purchase a net of $0.3 million in equipment, used cash of $0.5 million for the repayment of long and short term bank obligations and used $0.3 million for dividends. Our net cash and cash equivalents position increased by $0.8 million for the first quarter of fiscal 2003 compared to a net decrease of $0.4 million in the first quarter of fiscal 2002.

        At October 25, 2002, we had working capital of $21.1 million and a current ratio of 3.7:1. At period-end, our total long-term debt was $1.9 million with $1.1 million payable within the next year. In addition, we had lines of credit with various banks totaling $7.0 million of which approximately $5.0 million was available for future business needs.

New Accounting Pronouncements

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

Factors Affecting Future Results

        As stated in our annual report on Form 10-K for fiscal 2002, we expected fiscal year 2003 to be a challenging year related to growth in the areas of net sales, net income, and cash flow. During this first quarter our sales in the area of water quality have been adversely affected by the economic and political conditions we mentioned in our Form 10-K for fiscal 2002. We anticipate that these negative conditions will continue into the next quarter and potentially throughout the fiscal year. In addition, we have begun to see signs that the strong sales growth rate of liquid chromatography products for drug discovery applications will slow due to pressure upon pharmaceutical firms to reduce spending and increase profits.

        Our net income will also be affected as we maintain the marketing and sales infrastructure to capitalize on market and technology opportunities in process monitoring, SWIFT columns, and drug discovery applications of liquid chromatography. We believe we can deliver greater long-term value for our shareholders by maintaining these investments rather than reducing our commitment to strive for a year-over-year increase in net income.

        In addition to the downward pressure from potentially lower net sales and operating income, our cash flows from operations for the year will be negatively impacted by our return to remitting income taxes. Cash flows in the prior two fiscal years benefited from the utilization of net operating losses carry forwards. While we are committed to improving our working capital management, we do not believe these improvements will offset the effect of the above items. In the aggregate, we anticipate that our overall cash and investments will remain flat, or decline slightly from the current level, over the remainder of the fiscal year.

Market Risk

        Interest rate risk and currency exchange risks are the primary market risks to which we are exposed. We do not use derivative financial or commodity instruments. Our other financial instruments include cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term debt. Our cash and cash equivalents, accounts and notes receivable, and accounts and notes payable balances are generally short-term in nature and do not expose our company to material market risk. At October 25, 2002, we had approximately $1.9 million of fixed rate debt. In addition, we had $7.0 million of variable rate credit facilities, of which approximately $1.7 million was outstanding under these credit facilities. We do not believe that changes in interest rates on the debt and credit facilities would have a material effect on our results of operations, given our current obligations under these debt and credit facilities.

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

        There have been no material changes during the first quarter of fiscal 2003 with respect to the Company's contractual obligations. Details of the Company's contractual obligations can be found in the Management's Discussion and Analysis of Results of Operations and Financial Condition section of the Company's fiscal 2002 Annual Report on Form 10-K.

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

Item 4.    CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures.

        As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in Securities and Exchange Commission rules and forms.

(b)
Changes in Internal Control.

        There are no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect such internal controls subsequent to the date of the Company's evaluation of its internal controls.

PART II—OTHER INFORMATION

Item 3.    Legal Proceedings

        The Company continues its activities related to its SWIFT column products and to the filed lawsuits by and against Cornell Research Foundation, Inc. ("Cornell") All legal actions are in their preliminary stages. The Company intends to pursue these matters very vigorously and believes that it will prevail whether through court action or through any court-ordered or party-agreed-to arbitration. Details on these lawsuits can be found in Isco's annual report on Form 10-K for fiscal year 2002 under Part I, Item 3, Legal Proceedings.

        The Company began selling the new SWIFT columns late in the in the fourth quarter of fiscal 2002. At this time, the revenues from SWIFT columns are not material to the overall revenues of the Company. The Company continues to invest in infrastructure to build and expand this column business. Details on the Company's investments in this area can be found in Isco's annual report on Form 10-K for fiscal year 2002 under the section entitled "Factors Affecting Future Results" in Part I, Item 2, Management's Discussion and Analysis of Results of Operations and Financial Condition.

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits:
Exhibit 99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter ended October 25, 2002, or during the period from October 26, 2002 to the date of this quarterly report on Form 10-Q.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISCO, INC.
Date: December 6, 2002	By:	/s/ ROBERT W. ALLINGTON Robert W. Allington Chairman and Chief Executive Officer
Date: December 6, 2002	By:	/s/ VICKI L. BENNE Vicki L. Benne Chief Financial Officer and Treasurer

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
  Item 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  Item 3. Legal Proceedings
SIGNATURES