Form 10-Q
period 2003-01-24
ISCO INC
filed 2003-03-07
CIK 773730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended January 24, 2003

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

(402) 464-0231

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒ No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of

February 28, 2003.

Common Stock, $0.10 par value	5,683,698
Class	Number of Shares

ISCO, INC. AND SUBSIDIARIES

 ISCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three months ended		Six months ended
	Jan 24	Jan 25	Jan 24	Jan 25
	2003	2002	2003	2002

Net sales	$14,262	$14,540	$29,756	$29,966
Cost of sales	6,745	7,220	13,690	14,407
	7,517	7,320	16,066	15,559
Operating expenses:
Selling, general and administrative	6,134	5,523	12,537	10,904
Research and engineering	1,570	1,237	3,235	2,613
	7,704	6,760	15,772	13,517

Income (loss) from operations	(187)	560	294	2,042

Other income (expense):
Investment income	163	174	332	353
Interest expense	(68)	(72)	(127)	(150)
Other, net	33	(16)	86	(79)
	128	86	291	124

Income (loss) before income taxes	(59)	646	585	2,166

Provision for (benefit from) income taxes	(49)	285	164	775

Net income (loss)	$(10)	$361	$421	$1,391

Basic earnings (loss) per share	$0.00	$0.06	$0.07	$0.25

Diluted earnings (loss) per share	$0.00	$0.06	$0.07	$0.24

Cash dividends per share	$0.06	$0.05	$0.12	$0.05

Weighted average number of shares outstanding-basic	5,673	5,664	5,673	5,660

Additional shares assuming exercise of common stock equivalents and dilutive stock options	—	240	218	219

Weighted average number of shares outstanding-diluted	5,673	5,904	5,891	5,879

The accompanying notes are an integral part of the condensed consolidated financial statements.

ISCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Columnar amounts in thousands)

	Jan 24	Jul 26
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$1,782	$633
Short-term investments	5,259	5,646
Accounts receivable — trade, net of allowance for doubtful accounts of $147,000 and $144,000	8,884	9,901
Inventories (Note 3)	9,653	9,046
Refundable income taxes	545	—
Deferred income taxes	1,095	1,345
Other current assets	1,322	1,136

Total current assets	28,540	27,707

Property and equipment, net of accumulated depreciation of $17,136,000 and $16,091,000	14,405	14,535
Long-term investments	7,319	9,334
Other assets (Note 4)	4,402	4,302

Total assets	$54,666	$55,878

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$976	$1,303
Accrued expenses	4,238	4,057
Income taxes payable	—	176
Short-term borrowing	1,890	1,909
Current portion of long-term debt	1,064	1,131

Total current liabilities	8,168	8,576

Deferred income taxes	555	720
Long-term debt, less current portion	557	1,006

Commitments and contingencies

Shareholders’ equity
Preferred stock, $.10 par value, authorized 5,000,000 shares; issued none	—	—
Common stock, $.10 par value, authorized 15,000,000 shares; issued and outstanding 5,683,698 and 5,672,346	568	567
Additional paid-in capital	38,485	38,371
Retained earnings	6,341	6,602
Accumulated other comprehensive income (loss) (Note 5)	(8)	36

Total shareholders’ equity	45,386	45,576

Total liabilities and shareholders’ equity	$54,666	$55,878

The accompanying notes are an integral part of the condensed consolidated financial statements.

ISCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Columnar amounts in thousands)

	Six Months Ended
	Jan 24	Jan 25
	2003	2002
Cash flows from operating activities:
Net income	$421	$1,391
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	1,246	1,183
Stock-based compensation	95	228
Deferred income taxes	70	290
Gain on sale of property and equipment	(247)	(23)
Provision for doubtful accounts	1	13
Undistributed (income) losses of AFTCO	(4)	86
Change in operating assets and liabilities:
Accounts receivable-trade	1,051	502
Inventories	(540)	72
Refundable income taxes	(545)	451
Other current assets	(170)	(104)
Accounts payable	(341)	289
Accrued expenses	160	12
Income taxes payable	(176)	—
Other	(116)	(93)
Total adjustments	484	2,906
Cash flows from operating activities	905	4,297

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	4,550	—
Proceeds from maturity of held-to-maturity securities	2,630	6,500
Purchase of held-to-maturity securities	(497)	(2,411)
Purchase of available-for-sale securities	(4,326)	(7,749)
Proceeds from sale of property and equipment	331	143
Purchase of property and equipment	(1,107)	(1,070)
Other	(24)	188
Cash flows from investing activities	1,557	(4,399)

Cash flows from financing activities:
Cash dividends paid	(682)	(283)
Net change in short-term borrowings	(108)	26
Repayment of long-term debt	(543)	(508)
Issuance of common stock and exercise of stock options	20	59
Cash flows from financing activities	(1,313)	(706)

Cash and cash equivalents:
Net increase (decrease)	1,149	(808)
Balance at beginning of year	633	2,675
Balance at end of period	$1,782	$1,867

See Note 6 for supplemental cash flow information.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ISCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 24, 2003

(Unaudited)

 (Columnar amounts in thousands, except per share data)

Note 1:  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the adjustments necessary for a fair presentation of the financial position of the Company and the results of operations and cash flows for the interim periods presented herein.  All such adjustments are of a normal recurring nature.  Results of operations and cash flows for the current unaudited interim period are not necessarily indicative of the results that may be expected for the entire fiscal year. Inter–company transactions and accounts have been eliminated.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended July 26, 2002.

Note 2:  The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, on July 27, 2002. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives shall not be amortized and shall be tested for impairment on an annual basis.   There was no impairment that resulted from adoption of this standard.  The Company discontinued the amortization of equity method goodwill relating to the AFTCO joint venture upon adoption of this standard.  Goodwill and other identifiable intangible assets with indefinite lives are not amortized and are tested annually for impairment. Impairment occurs when the fair value of the asset is less than its carrying amount.  Identifiable intangible assets with definite lives are amortized over their estimated useful lives and tested for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may be impaired. Impairment occurs when the fair value of the asset is less than its carrying amount. If impaired, the intangible asset is written down to its fair value.  The after tax impact of adopting this standard in fiscal 2002 would have been to increase fiscal 2002 earnings for the three and six months ended January 25, 2002 by approximately $19,000 and $38,000, respectively.  Basic and diluted earnings per share amounts would not have changed on a pro forma basis.

Note 3:  Inventories are valued at the lower of cost or market, principally on the last–in, first–out (LIFO) basis.  The composition of inventories was as follows:

	Jan 24, 2003	July 26, 2002
Raw Materials	$3,319	$3,076
Work-in-process	3,124	3,173
Finished goods	3,210	2,797
	$9,653	$9,046

Had inventories been valued on the first–in, first–out (FIFO) basis, they would have been approximately $2,219,000 and $2,307,000 higher than reported on the LIFO basis at January 24, 2003 and July 26, 2002, respectively.

Note 4:  Other assets were comprised of the following as of January 24, 2003 and July 26, 2002:

	Jan 24, 2003	Jul 26, 2002

Intangibles, net of accumulated amortization of $737,000 and $672,000	$949	$1,014
Investment in AFTCO	566	563
Cash value of life insurance	1,368	1,335
Notes receivable — related party	1,050	1,000
Other	469	390
	$4,402	$4,302

Note 5:  Comprehensive income (loss), for the three month and six month periods ended January 24, 2003 and January 25, 2002, was as follows:

	Three months ended		Six months ended
	Jan 24	Jan 25	Jan 24	Jan 25
	2003	2002	2003	2002

Net income (loss)	$(10)	$361	$421	$1,391
Other comprehensive income (loss),
net of income tax (tax benefit):
Foreign currency translation adjustment	(39)	14	(34)	(16)
Unrealized holding gains (losses) on available-for-sale securities	(9)	(1)	(10)	(10)

Comprehensive income (loss)	$(58)	$374	$377	$1,365

Note 6:  Supplemental Cash Flow Information

The Company made income tax payments of $789,000 and $11,000 during the six-month periods ended January 24, 2003 and January 25, 2002, respectively.

The Company made interest payments of $127,000 and $150,000 during the six-month periods ended January 24, 2003 and January 25, 2002, respectively.

Note 7:  Involuntary Terminations

In January 2003, the Company’s Board of Directors eliminated two corporate officer positions: Vice President of Sales and Marketing and Vice President of Corporate Development.  In connection with the involuntary terminations, severance and related costs of approximately $0.2 million were recorded during the quarter ended January 24, 2003.  These costs, which are included in selling, general and administrative expenses and accrued expenses in the condensed consolidated financial statements, will be paid within a year from the termination date, with the majority being paid by the end of fiscal year 2003.

Note 8:  Legal Proceedings

The Company continues its activities related to its SWIFT column products and to the filed lawsuits by and against Cornell Research Foundation, Inc. (“Cornell”).  A final arbitration hearing related to the scope of the Company’s license is scheduled for early April.  All other legal actions remain in their preliminary stages. The Company intends to pursue these matters vigorously and believes that it will prevail whether through court action or through any court-ordered or party-agreed-to arbitration.  Details on these lawsuits can be found in Isco’s annual report on Form 10-K for fiscal year 2002 under Part I, Item 3, Legal Proceedings.

The Company began selling the new SWIFT columns late in the in the fourth quarter of fiscal 2002.  At this time, the revenues from SWIFT columns are not material to the overall revenues of the Company.  The Company continues to invest in infrastructure to build and expand this column business.  Details on the Company’s investments in this area can be found in Isco’s annual report on Form 10-K for fiscal year 2002 under the section entitled “Factors Affecting Future Results” in Part I, Item 2, Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Note 9:  New Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 (SFAS No. 148), Accounting for Stock-Based Compensation-Transition and Disclosure.  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 requires additional disclosure in the financial statements about the Company’s method of accounting for stock-based employee compensation and the effect of the method on reported results.  The disclosure requirements of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002 and for interim statements for periods beginning after December 15, 2002.  The Company is evaluating whether to adopt the fair value based method of accounting for stock-based compensation and the alternative methods of transition for such a change.

In November 2002, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others (FIN 45).  The initial recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002.  The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002.  There was no significant impact on the Company’s consolidated financial statements as a result of adopting FIN 45.

Item 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contain trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Actual results could differ materially from those projected in the forward-looking statements within this document.

Results of Operations

The following table sets forth, for the three-month and six-month periods indicated, the percentages which certain components of the Condensed Consolidated Statements of Operations bear to net sales and the percentage of change of such components (based on actual dollars) compared with the same periods of the prior year.

	Three months ended			Six months ended
	Jan 24 2003	Jan 25 2002	Change	Jan 24 2003	Jan 25 2002	Change
Net sales	100.0	100.0	(1.9)	100.0	100.0	(0.7)
Cost of sales	47.3	49.7	(6.6)	46.0	48.1	(5.0)
	52.7	50.3	2.7	54.0	51.9	3.3
Operating expenses:
Selling, general, & administrative	43.0	38.0	11.1	42.1	36.4	15.0
Research & engineering	11.0	8.5	26.9	10.9	8.7	23.8
	54.0	46.5	14.0	53.0	45.1	16.7

Income (loss) from operations	(1.3)	3.8	—	1.0	6.8	(85.6)

Other income (expense):
Investment income	1.1	1.2	(6.3)	1.1	1.2	(6.0)
Interest expense	(0.5)	(0.5)	(5.6)	(0.4)	(0.5)	(15.3)
Other, net	0.3	(0.1)	—	0.3	(0.2)	—
	0.9	0.6	48.8	1.0	0.5	135.2

Income (loss) before income taxes	(0.4)	4.4	—	2.0	7.3	(73.0)

Provision for (benefit from) income taxes	(0.3)	2.0	—	0.6	2.6	(78.8)

Net income (loss)	(0.1)	2.4	—	1.4	4.7	(69.8)

Net Sales Analysis and Review

Our sales for the three-month and six-month periods ended January 24, 2003 were $14.3 million and $29.8 million, respectively.  For the periods under review, our sales were 2 percent and 1 percent lower than for the respective periods of last year. Core products sales (wastewater samplers, flow meters, and liquid chromatography products) of $11.0 million for the quarter and $22.9 million for the six-month period, were up 3 percent as compared to the same periods of last year.  In each of the periods, liquid chromatography and sampler products provided increased sales over the prior year, offset by a reduction in sales of flow meters.  Sales of our non-core products (process monitoring, supercritical fluid extraction (SFE) and syringe pumps products) of $2.5 million for the quarter and $5.1 million for the six-month period were down 17 percent and 14 percent compared to the same periods of last year.    For the current quarter, these results were driven by flat or decreased sales of all non-core products.

For the six-month period, SFE and process monitoring products reported sales declines, while syringe pumps posted sales increases over the prior year.

U.S. sales for the three months and six months were up 1 percent and up 2 percent, respectively.  U.S. sales of our core products for the same periods increased 2 percent over the comparable periods of fiscal 2002.  Samplers posted an increase for the three month period offset by decreases in flow meters and liquid chromatography products.  Liquid chromatography products had increased sales for the six month period, offset by declines in samplers and flow meters.  U.S. sales of our non-core products for the three-month period decreased by 9 percent and increased by 1 percent for the six-month comparisons.   Declines in process monitoring and SFE product sales accounted for the decrease in the three and six-month periods, while syringe pumps posted sales increases in both periods.

International sales for the three months and six months were down 8 percent and 7 percent, respectively.  Sales of our core products for the same periods were up 3 percent and 5 percent, respectively, over last year.  Liquid chromatography products contributed to sales increases in the three month period, offset by declines in samplers and flow meters.  For the six month period, sampler sales increased, offset by decreases in liquid chromatography products and flow meters.  International sales of our non-core products for the three months and six months decreased by 21 percent in each period.  Process monitoring products recorded increased sales for the three month period, while SFE products and syringe pump sales declined in the quarter.  For the six month period, sales for all non-core products declined.

During the three months and six months, we received net orders of $14.0 million and $29.1 million, respectively. Net orders received were up 3 percent and up 1 percent compared to the same periods last year.  The order backlog at January 24, 2003 was $4.6 million, down approximately 12 percent from the beginning of the fiscal year.

Net Income Analysis and Review

We incurred a net loss of $10,000 and generated operating income of $421,000, respectively, for the three months and six months ended January 24, 2003.  For the same periods last year, net income was $361,000 and $1,391,000, respectively.

Our net income for the second quarter and six months of fiscal 2003 was down approximately $0.4 million and $1.0, respectively from the prior year.  The primary factor in the decline was lower income from operations.  The income from operations for the second quarter and six months of fiscal 2003 was down approximately $0.7 and $1.7 million, respectively, compared with the same periods of fiscal 2002.  Positive shifts in the mix of our product lines resulted in gross margins, as a percentage of sales, of 52.7 and 54.0 percent for the three and six month periods, respectively, compared with 50.3 and 51.9 percent for the same periods last year, and provided additional gross margin dollars of $0.3 million and $0.6, respectively.  This benefit was offset by operating expenses which increased by approximately $0.9 million for the quarter and $2.3 for the six month period.

The increase in operating expenses was driven by increases in both sales, general and administrative (SG&A) expenses and engineering expenses.  The majority of the increase was in SG&A, which increased by approximately $0.6 million and $1.6 million for the quarter and six month periods, respectively, over the prior year. Increased staffing for the chromatography line, general wage increases, increased travel and exhibition expenses, and the replacement of an international dealer were primary drivers in the year-over-year SG&A increase.  During the second quarter, we incurred additional SG&A costs of $0.2 million associated with severance packages related to a top-level reorganization, in which the Board of Directors has eliminated two corporate officer positions: Vice President of Sales and Marketing and Vice President of Corporate Development. Approximately $0.3 million and $0.6 million of the three month and six month increase, respectively, is attributed to marketing, sales, and legal expenditures for the new SWIFT chromatography media.  Beginning in the second quarter of the prior fiscal year, and continuing through the second quarter of fiscal 2003, we increased the expenditure level for SG&A.  This was due to our commitment to build the marketing and sales infrastructure to capitalize on market and technology opportunities in process monitoring, SWIFT columns and drug discovery applications of liquid chromatography.

These commitments are discussed in detail in our annual report on Form 10-K under the section titled “Factors Affecting Future Results.”  Engineering expenses increased for the quarter and six months by $0.3 and $0.6 million, respectively, primarily from higher levels of outsourced product development activities.

Other income increased by $42,000 and $167,000, for the three-month and six-month periods ended January 24, 2003, respectively, as compared to the same periods of the previous year.  This improvement was driven by improved earnings from AFTCO, Isco’s joint venture.  While our average investment balances were higher in the current year, lower yield rates resulted in a slight decrease in investment income for the three-month and six-month periods as compared with last year.  Interest expense also decreased slightly for the three-month and six-month comparison due to our continued ability to reduce our outstanding fixed debt.

Our effective income tax rate for the three months and six months ended January 24, 2003 was 83.1 percent and 28.0 percent, respectively.   For the same periods last year our effective income tax rates were 44.1 percent and 35.8 percent, respectively.   The largest impact on the effective tax rate changes from the prior comparative periods was a result of the impact of exchange rate changes on foreign net operating loss carryforwards and the minimal absolute dollar amount of the loss during the quarter ended January 24, 2003.

Financial Condition and Liquidity

Our overall cash and investments decreased to $14.4 million at January 24, 2003 from $15.6 million at the end of fiscal year 2002, a decrease of $1.2 million.  Operating activities generated $0.9 million of cash during the first half of fiscal 2003 compared with generating $4.3 million during the same period last year.  The major factor in the decline was a change in operating assets and liabilities that resulted in a net reduction of approximately $1.8 million in operating cash flow, primarily driven by increases in income tax payments.  During fiscal 2002, we received the benefits of U.S. net operating loss carry forwards to offset that year’s income tax liabilities.  These benefits were fully utilized in fiscal 2002.  The decline in net income accounted for approximately $1.0 million of the $3.4 million decline, with the adjustments for depreciation and amortization and other non operating assets and liabilities being at approximately the same level.

We invested the cash generated from maturities of investments of $7.2 million into long-term and short-term investments of $4.8 million.  We utilized the remaining cash available from investment maturities to purchase a net of $0.8 million in equipment, used cash of $0.7 million for the repayment of long and short term bank obligations and used $0.7 million for dividends.  Our net cash and cash equivalents position increased by $1.1 million for the first half of fiscal 2003 compared to a net decrease of $0.8 million in the first half of fiscal 2002.

At January 24, 2003, we had working capital of $20.4 million and a current ratio of 3.5:1.  At period-end, our total long-term debt was $1.6 million with $1.1 million payable within the next year.  In addition, we had lines of credit with various banks totaling $7.0 million of which approximately $4.9 million was available for future business needs.

New Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 (SFAS No. 148), Accounting for Stock-Based Compensation-Transition and Disclosure.  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 requires additional disclosure in the financial statements about the Company’s method of accounting for stock-based employee compensation and the effect of the method on reported results.  The disclosure requirements of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002 and for interim statements for periods beginning after December 15, 2002.  The Company is evaluating whether to adopt the fair value based method of accounting for stock-based compensation and the alternative methods of transition for such a change.

In November 2002, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others (FIN 45).  The initial recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002.  The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002.  There was no significant impact on the Company’s consolidated financial statements as a result of adopting FIN 45.

Critical Accounting Policies

Accounts Receivable

Accounts receivable consist primarily of amounts due to us from normal business activities.  We maintain an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on a combination of past collection history, aging of outstanding accounts receivables, and specific risks identified in the portfolio.

Inventories

Inventories consist of purchased materials, raw materials, in-process subassemblies, and finished goods.  Inventory obsolescence cost has not historically been material and as a result we do not carry a reserve for obsolescence for the majority of our inventory.  We review our inventory balances to determine if inventories can be sold at amounts equal to or greater than their carrying amounts.  The review includes identification of slow-moving inventories, obsolete inventories, and discontinued products or lines of products.  The identification process includes a review of historical performance of the inventory and current operational plans for the inventory.  If our actual results differ from our expectations with respect to the inventory sales at amounts equal to or greater than their carrying amounts, we would be required to adjust our inventory balances accordingly.   We use the link-chain method for valuing the majority of our inventory on a LIFO basis.  Our pre-tax earnings were $88,000 higher for the six months ended January 24, 2003 than if the inventories were carried on a FIFO basis.

Revenue Recognition

Revenues are recorded when products are shipped to customers or, in instances where service is performed to customer requirements, upon the successful completion of such service.  We are generally not contractually obligated to accept returns, except for defective products.  Sales are shown net of returns and discounts.

Stock-Based Compensation

We have elected to account for fixed award stock options and nonemployee directors’ options under the provisions of APB No. 25 Accounting for Stock Issued to Employees.  As such, no compensation cost has been recorded in the financial statements relative to these options.  We utilize the Black-Scholes option pricing model to estimate the fair value of these options for disclosure purposes.

We account for performance based awards granted under our employee stock option plans in accordance with the provisions of APB 25.  Options granted under the performance based awards are subject to variable accounting treatment until the number of options that will vest is known.  Options not vested at the end of each performance year are cancelled.  Compensation expense is recorded based on the difference between the closing market price at the date the shares vest and the exercise price as determined at the date the shares were granted.

Deferred stock units granted to nonemployee directors are accounted for in accordance with Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation.  Accordingly, director’s deferred stock units are recorded as compensation expense at estimated fair value on the date the units are earned by the director.

Joint Venture

We account for our investment in the AFTCO joint venture using the equity method of accounting.

Factors Affecting Future Results

As stated in our annual report on Form 10-K for fiscal 2002, we expected fiscal year 2003 to be a challenging year related to growth in the areas of net sales, net income, and cash flow.  During the first half of fiscal 2003 our sales in the area of water quality have been adversely affected by the economic and political conditions we mentioned in our Form 10-K for fiscal 2002.  In addition, we have been impacted by a slow down in the growth rate of liquid chromatography products focused on drug discovery applications due to pressure upon pharmaceutical firms to reduce spending and increase profits.  We anticipate that these negative conditions will continue into the latter half of the fiscal year.

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

Market Risk

Interest rate risk and currency exchange risks are the primary market risks to which we are exposed.  We do not use derivative financial or commodity instruments.  Our other financial instruments include cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term debt.  Our cash and cash equivalents, accounts and notes receivable, and accounts and notes payable balances are generally short-term in nature and do not expose our company to material market risk.  At January 24, 2003, we had approximately $1.6 million of fixed rate debt.   In addition, we had $7.0 million of variable rate credit facilities, of which approximately $1.9 million was outstanding under these credit facilities.  We do not believe that changes in interest rates on the debt and credit facilities would have a material effect on our results of operations, given our current obligations under these debt and credit facilities.

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

There have been no material changes during the first six months of fiscal 2003 with respect to the Company’s contractual obligations.  Details of the Company’s contractual obligations can be found in the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of the Company’s fiscal 2002 Annual Report on Form 10-K.

Inflation

Inflation has not had, and is not expected to have, a material impact upon the Company’s operations.  The effect of inflation on our costs and our ability to pass on cost increases in the form of increased prices is dependent upon market conditions and the competitive environment.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included in the section entitled “Market Risk” in Part I, Item 2, Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Item 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer.  Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Control.

There are no significant changes in the Company’s internal controls or, to the Company’s knowledge, in other factors that could significantly affect such internal controls subsequent to the date of the Company’s evaluation of its internal controls.

PART II - OTHER INFORMATION

Item 3.  Legal Proceedings

The Company continues its activities related to its SWIFT column products and to the filed lawsuits by and against Cornell Research Foundation, Inc. (“Cornell”).  A final arbitration hearing related to the scope of the Company’s license is scheduled for early April.  All other legal actions remain in their preliminary stages. The Company intends to pursue these matters vigorously and believes that it will prevail whether through court action or through any court-ordered or party-agreed-to arbitration.  Details on these lawsuits can be found in Isco’s annual report on Form 10-K for fiscal year 2002 under Part I, Item 3, Legal Proceedings.

The Company began selling the new SWIFT columns late in the in the fourth quarter of fiscal 2002.  At this time, the revenues from SWIFT columns are not material to the overall revenues of the Company.  The Company continues to invest in infrastructure to build and expand this column business.  Details on the Company’s investments in this area can be found in Isco’s annual report on Form 10-K for fiscal year 2002 under the section entitled “Factors Affecting Future Results” in Part I, Item 2, Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Item 4.  Submission of Matters to a Vote of Security Holders

Our company’s annual meeting of shareholders was held on December 12, 2002.

A.  The following persons were elected to serve a two-year term on Isco, Inc.’s Board of Directors

Nominee	Votes
	In Favor	Withheld
James L. Carrier	5,395,880	7,450
Douglas M. Grant	5,379,997	23,333
Ronald K. Jester	5,396,461	6,869
Harvey S. Perlman	5,364,165	39,165

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits:
		Exhibit 99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(b)	Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter endedJanuary 24, 2003, or during the period from January 25, 2003 to the date of this quarterlyreport on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISCO, INC.

Date: March 7, 2003	BY	/s/	Robert W. Allington
Robert W. Allington
Chairman and Chief Executive Officer

Date: March 7, 2003	BY	/s/	Vicki L. Benne
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

4)                                      The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Company and its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	evaluated the effectiveness of the Company’s disclosure controls and procedures within 90 days prior to the filing date of this report (the “Evaluation Date”);

c)	presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)                                      The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company board of directors (or persons performing equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize, and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6)                                      The Company’s other certifying officers have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/Robert W. Allington
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

4)                                      The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Company and its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	evaluated the effectiveness of the Company’s disclosure controls and procedures within 90 days prior to the filing date of this report (the “Evaluation Date”);

c)	presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)                                      The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company board of directors (or persons performing equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize, and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6)                                      The Company’s other certifying officers have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/Vicki L. Benne
Vicki L. Benne
Chief Financial Officer & Treasurer