Form 10-Q
period 2003-04-25
ISCO INC
filed 2003-06-05
CIK 773730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 25, 2003

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-1 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 23, 2003.

Common Stock, $0.10 par value	5,724,338
Class	Number of Shares

ISCO, INC. AND SUBSIDIARIES

ISCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three months ended		Nine months ended
	Apr 25 2003	Apr 26 2002	Apr 25 2003	Apr 26 2002

Net sales	$15,057	$14,139	$44,813	$44,105
Cost of sales	7,358	6,865	21,048	21,272
	7,699	7,274	23,765	22,833
Operating expenses:
Selling, general and administrative (Note 8)	5,975	5,568	18,512	16,472
Research and engineering	1,602	1,460	4,837	4,073
	7,577	7,028	23,349	20,545

Income from operations	122	246	416	2,288

Other income (expense):
Investment income	108	171	440	524
Interest expense	(52)	(65)	(179)	(215)
Other, net	50	158	136	79
	106	264	397	388

Income before income taxes	228	510	813	2,676

Provision for income taxes	6	203	170	978

Net income	$222	$307	$643	$1,698

Basic earnings per share	$0.04	$0.05	$0.11	$0.30

Diluted earnings per share	$0.04	$0.05	$0.11	$0.29

Cash dividends per share	$0.06	$0.05	$0.18	$0.10

Weighted average number of shares outstanding-basic	5,704	5,667	5,686	5,663

Additional shares assuming exercise of common stock equivalents and dilutive stock options	139	262	158	233

Weighted average number of shares outstanding-diluted	5,843	5,929	5,844	5,896

The accompanying notes are an integral part of the condensed consolidated financial statements.

ISCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Columnar amounts in thousands)

	Apr 25 2003	Jul 26 2002

Assets
Current assets:
Cash and cash equivalents	$1,687	$633
Short-term investments	4,237	5,646
Accounts receivable - trade, net of allowance for doubtful accounts of $130,000 and $144,000	9,640	9,901
Inventories (Note 3)	9,925	9,046
Refundable income taxes	204	—
Deferred income taxes	1,224	1,345
Other current assets	1,323	1,136

Total current assets	28,240	27,707

Property and equipment, net of accumulated depreciation of $17,681,000 and $16,091,000	14,172	14,535
Long-term investments	7,114	9,334
Other assets (Note 4)	4,382	4,302

Total assets	$53,908	$55,878

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,358	$1,303
Accrued expenses	3,316	4,057
Income taxes payable	—	176
Short-term borrowing	2,035	1,909
Current portion of long-term debt	785	1,131

Total current liabilities	7,494	8,576

Deferred income taxes	373	720
Long-term debt, less current portion	547	1,006

Commitments and contingencies

Shareholders’ equity
Preferred stock, $.10 par value, authorized 5,000,000 shares; issued none	—	—
Common stock, $.10 par value, authorized 15,000,000 shares; issued and outstanding 5,724,338 and 5,672,346	572	567
Additional paid-in capital	38,687	38,371
Retained earnings	6,220	6,602
Accumulated other comprehensive income (Note 5)	15	36

Total shareholders’ equity	45,494	45,576

Total liabilities and shareholders’ equity	$53,908	$55,878

The accompanying notes are an integral part of the condensed consolidated financial statements.

ISCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Columnar amounts in thousands)

	Nine Months Ended
	Apr 25 2003	Apr 26 2002

Cash flows from operating activities:
Net income	$643	$1,698
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	1,875	1,828
Stock-based compensation	100	321
Deferred income taxes	(210)	293
Gain on sale of property and equipment	(310)	(154)
Provision for doubtful accounts	23	22
Undistributed (income) losses of AFTCO	18	(39)
Change in operating assets and liabilities:
Accounts receivable-trade	302	(94)
Inventories	(730)	(195)
Refundable income taxes	(204)	460
Other current assets	(165)	(48)
Accounts payable	314	683
Accrued expenses	(770)	195
Income taxes payable	(176)	178
Other	(392)	(134)
Total adjustments	(325)	3,316
Cash flows from operating activities	318	5,014

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	7,350	700
Proceeds from maturity of held-to-maturity securities	2,630	9,750
Purchase of held-to-maturity securities	(497)	(4,654)
Purchase of available-for-sale securities	(5,934)	(10,606)
Proceeds from sale of property and equipment	422	331
Purchase of property and equipment	(1,504)	(1,420)
Other	(50)	185
Cash flows from investing activities	2,417	(5,714)

Cash flows from financing activities:
Cash dividends paid	(1,025)	(566)
Net change in short-term borrowings	(30)	137
Repayment of long-term debt	(848)	(790)
Issuance of common stock and exercise of stock options	222	75
Cash flows from financing activities	(1,681)	(1,144)

Cash and cash equivalents:
Net increase (decrease)	1,054	(1,844)
Balance at beginning of year	633	2,675
Balance at end of period	$1,687	$831

See Note 7 for supplemental cash flow information.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ISCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 25, 2003

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

Note 2:  The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, on July 27, 2002. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives shall not be amortized and shall be tested for impairment on an annual basis.  There was no impairment that resulted from adoption of this standard.  The Company discontinued the amortization of equity method goodwill relating to the AFTCO joint venture upon adoption of this standard.  Goodwill and other identifiable intangible assets with indefinite lives are not amortized and are tested annually for impairment. Impairment occurs when the fair value of the asset is less than its carrying amount.  Identifiable intangible assets with definite lives are amortized over their estimated useful lives and tested for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may be impaired. Impairment occurs when the fair value of the asset is less than its carrying amount. If impaired, the intangible asset is written down to its fair value.  The after tax impact of adopting this standard in fiscal 2002 would have been to increase fiscal 2002 earnings for the three and nine months ended April 26, 2002 by approximately $19,000 and $57,000, respectively. Basic and diluted earnings per share would have increased by $0.0 and $0.1 per share for the three and nine months, respectively.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The Company is evaluating whether to adopt the fair value based method of accounting for stock-based compensation, and the alternative methods of transition for such a change. If the Company were to elect to change to the fair value based method using the retroactive restatement alternative under SFAS No. 148, the Company estimates the additional compensation expense associated with stock-based compensation would reduce earnings by approximately $0.05per share for fiscal 2003. Actual results may differ.

Note 3:  Inventories are valued at the lower of cost or market, principally on the last–in, first–out (LIFO) basis.  The composition of inventories was as follows:

	Apr 25, 2003	July 26, 2002
Raw Materials	$3,306	$3,076
Work-in-process	3,222	3,173
Finished goods	3,397	2,797
	$9,925	$9,046

Had inventories been valued on the first–in, first–out (FIFO) basis, they would have been approximately $2,230,000 and $2,307,000 higher than reported on the LIFO basis at April 25, 2003 and July 26, 2002, respectively.

Note 4:  Other assets were comprised of the following as of April 25, 2003 and July 26, 2002:

	Apr 25, 2003	Jul 26, 2002
Intangibles, net of accumulated amortization of $769,000 and $672,000	$917	$1,014
Investment in AFTCO	544	563
Cash value of life insurance	1,387	1,335
Notes receivable - related party	1,050	1,000
Other	484	390
	$4,382	$4,302

The Company expects amortization expense on intangibles, all of which are subject to amortization, to be approximately $130,000 for fiscal year 2003 and approximately $113,000 for each of the five succeeding years.

Note 5:  Comprehensive income, for the three month and nine month periods ended April 25, 2003 and April 26, 2002, was as follows:

	Three months ended		Nine months ended
	Apr 25 2003	Apr 26 2002	Apr 25 2003	Apr 26 2002

Net income	$222	$307	$643	$1,698
Other comprehensive income (loss), net of income tax (tax benefit):
Foreign currency translation adjustment	32	7	(2)	(9)

Unrealized holding gains (losses) on available-for-sale securities	(9)	(3)	(19)	(13)
Comprehensive income	$245	$311	$622	$1,676

Note 6:  As permitted by SFAS 123, the Company accounts for its stock-based compensation on the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  For those options granted to employees as fixed award stock options and non-employee directors’ stock options, no stock-based employee compensation expense related to the Company’s stock option plans is reflected in net income, as all options granted as fixed awards or to non-employee directors had an exercise price equal to market value of the underlying common stock on the date of grant.  Pro forma information regarding net income and earnings per share is required by SFAS No. 148.  This information is presented as if the Company had accounted for all stock-based awards under the fair value method:

	Three months ended		Nine months ended
	Apr 25 2003	Apr 26 2002	Apr 25 2003	Apr 26 2002

Net income, as reported	$222	$307	$643	$1,698
Less: Stock-based compensation determined under the fair value based method, net of income tax (tax benefit):	(91)	(25)	(272)	(74)
Add: Stock-based employee compensation expense included in reported net income, net of income tax (tax benefit):	(11)	67	42	257

Pro forma net income	$120	$349	$413	$1,881

Earnings per share:
Basic-As Reported	$0.04	$0.05	$0.11	$0.30
Basic-Pro forma	$0.02	$0.06	$0.07	$0.33

Diluted-As Reported	$0.04	$0.05	$0.11	$0.29
Diluted-Pro forma	$0.02	$0.06	$0.07	$0.32

Note 7:  Supplemental Cash Flow Information

The Company made income tax payments of $759,000 and $23,000 during the nine-month periods ended April 25, 2003 and April 26, 2002, respectively.

The Company made interest payments of $179,000 and $215,000 during the nine-month periods ended April 25, 2003 and April 26, 2002, respectively.

Note 8:  Involuntary Terminations

In January 2003, the Company’s Board of Directors eliminated two corporate officer positions: Vice President of Sales and Marketing and Vice President of Corporate Development.  In April 2003, an additional reorganization activity occurred resulting in the elimination of approximately 14 operating staff positions.  In connection with the involuntary terminations, severance and related costs of approximately $0.2 million and $0.4 million were recorded during the three-month and nine-month periods ended April 25, 2003, respectively.  These costs are included in selling, general and administrative expenses and accrued expenses in the condensed consolidated financial statements.  The severance costs will be paid within a year from the termination date, with the majority being paid by the end of fiscal year 2003.

Note 9:  Legal Proceedings

The Company continues its activities related to its SWIFT column products and to the filed lawsuits by and against Cornell Research Foundation, Inc.  The final hearing related to the scope of the Company’s license was held in early April and post hearing and reply briefs were filed in May.  A decision on the scope of Isco’s license is expected in June.  All other legal actions remain in their preliminary stages. The Company intends to pursue these matters vigorously and believes that it will prevail whether through court action or through any court-ordered or party-agreed-to arbitration.  Details on these lawsuits can be found in Isco’s annual report on Form 10-K for fiscal year 2002 under Part I, Item 3, Legal Proceedings.

The Company began selling the new SWIFT columns late in the fourth quarter of fiscal 2002.  At this time, the revenues from SWIFT columns are not material to the overall revenues of the Company.  The Company continues to invest in infrastructure to build and expand this business.  Details on the Company’s investments in this area can be found in Isco’s annual report on Form 10-K for fiscal year 2002 under the section entitled “Factors Affecting Future Results” in Part I, Item 2, Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Note 10:  New Accounting Pronouncements

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

	Three months ended			Nine months ended
	Apr 25 2003	Apr 26 2002	Change	Apr 25 2003	Apr 26 2002	Change
Net sales	100.0	100.0	6.5	100.0	100.0	1.6
Cost of sales	48.9	48.6	7.2	47.0	48.2	(1.1)
	51.1	51.4	5.8	53.0	51.8	4.1
Operating expenses:
Selling, general, & administrative	39.7	39.4	7.3	41.3	37.4	12.4
Research & engineering	10.6	10.3	9.7	10.8	9.2	18.8
	50.3	49.7	7.8	52.1	46.6	13.6

Income from operations	0.8	1.7	(50.4)	0.9	5.2	(81.8)

Other income (expense):
Investment income	0.7	1.2	(36.8)	1.0	1.2	(16.0)
Interest expense	(0.3)	(0.5)	(20.0)	(0.4)	(0.5)	(16.7)
Other, net	0.3	1.2	(68.4)	0.3	0.2	72.2
	0.7	1.9	(59.8)	0.9	0.9	2.3

Income before income taxes	1.5	3.6	(55.3)	1.8	6.1	(69.6)

Provision for income taxes	0.0	1.4	(97.0)	0.4	2.2	(82.6)

Net income	1.5	2.2	(27.7)	1.4	3.9	(62.1)

Net Sales Analysis and Review

Our sales for the three-month and nine-month periods ended April 25, 2003 were $15.1 million and $44.8 million, respectively.  For the periods under review, our sales were 6 percent and 2 percent higher than for the respective periods of last year. Sales of core products (wastewater samplers, flow meters, and liquid chromatography products) of $11.3 million for the quarter and $34.3 million for the nine-month period, were up 4 percent and 3 percent, respectively, as compared to the same periods of last year.  In each of the periods, liquid chromatography and sampler products provided increased sales over the prior year, offset by a reduction in sales of flow meters.  Sales of our non-core products (process monitoring, supercritical fluid extraction (SFE) and syringe pump products) of $2.8 million for the quarter and $7.9 million for the nine-month period were up 24 percent and down 3 percent, respectively, compared to the same periods of last year. The quarterly improvement was due to the timing of shipments between quarters.         For the nine-month period, the strong increase in sales of syringe pumps was offset by declines in SFE and process monitoring product sales.

U.S. sales for the three months and nine months were up 2 percent in each period.  U.S. sales of our core products for the same periods increased 3 percent and 2 percent, respectively, over the comparable periods of fiscal 2002.  Samplers and liquid chromatography products posted increases offset by a decrease in flow meter sales for both the three-month and nine-month periods.  U.S. sales of our non-core products were up 10 percent and 4 percent, respectively, as compared to the same period of last year.  SFE and syringe pump sales increased for the quarter, while process monitoring sales were down.  For the nine-month period, sales of syringe pumps accounted for the increase offset by declines in process monitoring and SFE product sales.

International sales for the three months were up 17 percent over the prior year while sales for the nine-month period were at the same level as the previous year.  Sales of our core products for the same periods were up 8 percent and 6 percent, respectively, over last year. The increase for the three month period was driven by increased sales of liquid chromatography products while the increase in the nine-month sales was driven by increased sales of samplers.  International sales of our non-core products for the three months and nine months increased by 35 percent and decreased by 7 percent, respectively.  Sales of process monitoring and SFE products drove the increased sales for the three-month period while the decline for the nine-month period was driven by decreases in sales of SFE and syringe pump products.

During the three months and nine months, we received net orders of $14.8 million and $43.9 million, respectively. Net orders received were up 3 percent and up 2 percent compared to the same periods last year.  The order backlog at April 25, 2003 was $4.4 million, down approximately 17 percent from the beginning of the fiscal year.

Net Income Analysis and Review

We generated net income of $222,000 and $643,000, respectively, for the three months and nine months ended April 25, 2003 compared with net income of $307,000 and $1,698,000, respectively, for the same periods last year.

Our net income for the third quarter and nine months of fiscal 2003 was down approximately $0.1 million and $1.1 million, respectively from the prior year.  Our income from operations for the third quarter and nine months of fiscal 2003 was down approximately $0.1 and $1.9 million, respectively, compared with the same periods of fiscal 2002.  The primary factor in both of these declines was due to increased operating expenses in both dollars and as a percentage of sales.  For the quarter, the primary source of increased revenues were our international sales, which carry lower margins and resulted in a slight decline in the gross margin as a percentage of sales compared to the prior year.  Positive shifts in the mix of our product lines resulted in gross margins, as a percentage of sales, of 53.0 percent for the nine-month period compared with 51.8 percent for the same period last year and provided additional gross margin dollars of $0.6 million.

The increase in operating expenses was driven by increases in both sales, general and administrative (SG&A) expenses and engineering expenses.  The majority of the increase was in SG&A, which increased by approximately $0.4 million and $2.0 million for the quarter and nine-month periods, respectively, over the prior year.  The three and nine-month results were impacted by severance costs associated with organizational restructuring of approximately $0.2 million and $0.4 million, respectively.  Note 8 to the consolidated financial statements contains details on the recent restructuring.  In addition, our expenses, including legal fees, related to SWIFT increased by approximately $0.3 million and $1.0 million of the three-month and nine-month periods, respectively.  The remainder of the SG&A increase, for the nine-month period, was due to the increased expenditure levels associated with our commitment to build the marketing and sales infrastructure to capitalize on market and technology opportunities in process monitoring and the drug discovery applications of liquid chromatography as well as increases in general wages, increased benefit costs, and the replacement of an international dealer.  Our commitment to build the marketing and sales infrastructure to capitalize on market and technology opportunities in process monitoring, columns and drug discovery applications of liquid chromatography and SWIFT are discussed in detail in our annual report on Form 10-K under the section titled “Factors Affecting Future Results.”  Engineering expenses increased for the quarter and nine months by $0.1 and $0.8 million, respectively, primarily from higher levels of outsourced product development activities.

Other income decreased by $158,000 and increased by $9,000, for the three-month and nine-month periods ended April 25, 2003, respectively, as compared to the same periods of the previous year.  The decline for the quarter was due to significantly lower operating results from AFTCO, Isco’s joint venture and from reduced investment returns.  While our average investment balances were higher in the current year, lower yield rates resulted in a decrease in investment income for the three-month and nine-month periods as compared with last year.  Interest expense also decreased slightly for the three month and nine month comparison due to our continued ability to reduce our outstanding fixed debt.

Our effective income tax rate for the three months and nine months ended April 25, 2003 was 2.3 percent and 20.9 percent, respectively. For the same periods last year our effective income tax rates were 39.8 percent and 36.5 percent, respectively.The largest impacts on the effective tax rate changes from the prior comparative periods were a result of exchange rate changes on foreign net operating loss carryforwards and the minimal absolute dollar amount of net income for the quarter and nine months ended April 25, 2003.

Financial Condition and Liquidity

Our overall cash and investments decreased to $13.0 million at April 25, 2003 from $15.6 million at the end of fiscal year 2002, a decrease of $2.6 million.  Operating activities generated $0.3 million of cash during the first nine months of fiscal 2003 compared with generating $5.0 million during the same period last year.  The decline in net income for the nine-month period accounted for approximately $1.1 million of the $4.7 million decline, with the adjustments for depreciation and amortization and other non operating assets and liabilities declining slightly.  The change in operating assets and liabilities resulted in a net reduction of approximately $2.7 million in operating cash flow, primarily driven by changes in the level of accounts payable and accrued balances and increases in income tax payments.  During fiscal 2002, we received the benefits of U.S. net operating loss carry forwards to offset that year’s income tax liabilities.  These benefits were fully utilized in fiscal 2002.

We invested the cash generated from maturities of investments of $10.0 million into long-term and short-term investments of $6.4 million.  We utilized the remaining cash available from investment maturities to purchase a net of $1.1 million in equipment, used cash of $0.9 million for the repayment of long and short term bank obligations and used $1.0 million for dividends.  Our net cash and cash equivalents position increased by $1.1 million for the first nine months of fiscal 2003 compared to a net decrease of $1.8 million in the first nine months of fiscal 2002.

At April 25, 2003, we had working capital of $20.7 million and a current ratio of 3.8:1.  At period-end, our total long-term debt was $1.3 million with $0.8 million payable within the next year.  In addition, we had lines of credit with various banks totaling $7.0 million of which approximately $4.8 million was available for future business needs.

New Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The Company is evaluating whether to adopt the fair value based method of accounting for stock-based compensation, and the alternative methods of transition for such a change. If the Company were to elect to change to the fair value based method using the retroactive restatement alternative under SFAS No. 148, the Company estimates the additional compensation expense associated with stock-based compensation would reduce earnings by approximately $0.05 per share for fiscal 2003. Actual results may differ.

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

Inventories

Inventories consist of purchased materials, raw materials, in-process subassemblies, and finished goods.  Inventory obsolescence cost has not historically been material and as a result we do not carry a reserve for obsolescence for the majority of our inventory.  We review our inventory balances to determine if inventories can be sold at amounts equal to or greater than their carrying amounts.  The review includes identification of slow-moving inventories, obsolete inventories, and discontinued products or lines of products.  The identification process includes a review of historical performance of the inventory and current operational plans for the inventory.  If our actual results differ from our expectations with respect to the inventory sales at amounts equal to or greater than their carrying amounts, we would be required to adjust our inventory balances accordingly.  We use the link-chain method for valuing the majority of our inventory on a LIFO basis.  Our pre-tax earnings were $77,000 higher for the nine months ended April 25, 2003 than if the inventories were carried on a FIFO basis.

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

Factors Affecting Future Results

The first nine months of fiscal 2003 have been just as challenging as anticipated in our annual report on Form 10-K for fiscal 2002.  We were expecting challenges related to growth in the areas of net sales, net income, and cash flow.  The third quarter results were consistent with the first part of the fiscal year related to growth in all three areas.  Net sales growth in the area of water quality continues to be adversely affected by global economic and political conditions.  In addition, the reduced sales growth rate of liquid chromatography products focused on drug discovery applications that began late in the second quarter continued throughout the third quarter due to continued pressure upon pharmaceutical firms to reduce spending and increase profits.  At this time, we anticipate that all these negative conditions will continue into the last quarter of the current fiscal year and into next fiscal year.

Our net income continues to be negatively impacted by lower than expected net sales growth coupled with our commitment to incur expenses related to building and maintaining marketing and sales infrastructure to capitalize on market and technology opportunities in process monitoring, SWIFT media and instruments, and drug discovery applications of liquid chromatography.  We believe our continued commitment to these investments can deliver long-term value for our shareholders, as opposed to reducing our commitment to strive for a year-over-year increase in net income.

Our cash flows continue to be impacted by a lower net sales growth rate and reduced operating income along with the negative impact from our return to remitting income taxes.  Cash flows in the prior two fiscal years benefited from the utilization of net operating losses carry forwards.  While we are committed to improving our working capital management, we do not believe these improvements will offset the effect of the above items.

Market Risk

Interest rate risk and currency exchange risks are the primary market risks to which we are exposed.  We do not use derivative financial or commodity instruments.  Our other financial instruments include cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term debt.  Our cash and cash equivalents, accounts and notes receivable, and accounts and notes payable balances are generally short-term in nature and do not expose our company to material market risk.  At April 25, 2003, we had approximately $1.3 million of fixed rate debt.  In addition, we had $7.0 million of variable rate credit facilities, of which approximately $2.0 million was outstanding under these credit facilities.  We do not believe that changes in interest rates on the debt and credit facilities would have a material effect on our results of operations, given our current obligations under these debt and credit facilities.

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

There have been no material changes during the first nine months of fiscal 2003 with respect to the Company’s contractual obligations.  Details of the Company’s contractual obligations can be found in the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of the Company’s fiscal 2002 Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION

Item 3.  Legal Proceedings

The Company continues its activities related to its SWIFT column products and to the filed lawsuits by and against Cornell Research Foundation, Inc.  The final hearing related to the scope of the Company’s license was held in early April and post hearing and reply briefs were filed in May.  A decision on the scope of Isco’s license is expected in June.  All other legal actions remain in their preliminary stages. The Company intends to pursue these matters vigorously and believes that it will prevail whether through court action or through any court-ordered or party-agreed-to arbitration.  Details on these lawsuits can be found in Isco’s annual report on Form 10-K for fiscal year 2002 under Part I, Item 3, Legal Proceedings.

The Company began selling the new SWIFT columns late in the fourth quarter of fiscal 2002.  At this time, the revenues from SWIFT columns are not material to the overall revenues of the Company.  The Company continues to invest in infrastructure to build and expand this business.  Details on the Company’s investments in this area can be found in Isco’s annual report on Form 10-K for fiscal year 2002 under the section entitled “Factors Affecting Future Results” in Part I, Item 2, Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Item 6.      Exhibits and Reports on Form 8-K

(a)	Exhibits;
Exhibit 99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K: The Company furnished a Current Report on Form 8-K dated June 5, 2003, announcing earnings for the quarter ended April 25, 2003 and attaching a press release related thereto

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISCO, INC.

Date: June 4, 2003	BY	/s/ Robert W. Allington
Robert W. Allington
Chairman and Chief Executive Officer

Date: June 4, 2003	BY	/s/ Vicki L. Benne
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

By: /s/ Robert W. Allington
Robert W. Allington	Date: June 5, 2003
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

By: /s/ Vicki L. Benne
Vicki L. Benne	Date: June 5, 2003
Chief Financial Officer & Treasurer