Form 10-K
period 2003-07-25
ISCO INC
filed 2003-11-07
CIK 773730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 25, 2003

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

Registrant’s telephone number, including area code: (402) 464-0231

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

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of September 26, 2003, 5,727,838 shares of Common Stock of Isco, Inc., were outstanding and the aggregate market value of such Common Stock held by non-affiliates was approximately $26,542,797.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders to be held December 11, 2003, which will be filed with the Securities and Exchange Commission not later than 120 days after July 25, 2003.

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

Our principal offices are located at 4700 Superior Street, Lincoln, Nebraska 68504-1398.  Our telephone number is (402) 464-0231.  As used herein, “Isco”, “we” or “our” refers to Isco, Inc., and its subsidiaries.  “Isco-Lincoln” refers to the operational activities and operations conducted by Isco, Inc. primarily in Lincoln, Nebraska excluding any activities focused on directing the subsidiaries and partnership.

STIP-Isco GmbH (STIP) is a wholly owned subsidiary located in Groß-Umstadt, Germany.  STIP designs, produces, and markets a broad line of process monitoring and control instrumentation designed specifically for municipal and industrial wastewater treatment applications.  These process monitoring products assist our wastewater treatment customers in reducing operating costs and in reliably managing the wastewater treatment process. Sales management and distribution of STIP process monitoring products in North and South America are managed by Isco-Lincoln.

Isco, Inc. is a 50 percent partner in Advanced Flow Technologies Partnership, Ltd. (AFTCO), a limited partnership, located in Lakeland, Florida.  This partnership was formed during fiscal year 1998.  AFTCO designs, produces, and markets electromagnetic flow meters.  Isco, Inc. is AFTCO’s distribution channel into the wastewater treatment market.

Products and Applications

Product lines of wastewater samplers, flow meters (including closed pipe flow meters), and liquid chromatography are Isco’s largest or core product lines.  These lines together represented 77 percent of Isco’s total net sales for the fiscal years of 2003, 2002, and 2001.  The contribution made by each of these core product lines to net sales for fiscal 2003, 2002, and 2001, respectively, was as follows: wastewater samplers 32, 32 and 38 percent; flow meters 20, 21, and 19 percent; and liquid chromatography products 25, 24 and 20 percent.

Isco’s water quality customers use wastewater samplers to collect water samples from surface waters and sewers for subsequent analysis in the laboratory to monitor compliance with environmental regulations.  These samplers can range from simple collection devices to complex multi-input data loggers that perform conditional operations to collect samples, store data, and notify users of alarm conditions through telemetry.  Intricate sampling devices that collect samples for volatile organic compound (VOC) analysis have also been developed to assist our customers in the pulp and paper industry and other sectors with application specific monitoring requirements.

Our open channel flow meters are used by our water quality customers to measure and record the flow rate of water in unpressurized pipes and open channels.  These flow meters can be linked with wastewater samplers to collect water samples based on flow rate.  The combined use of these two products is well suited to conduct storm water runoff studies in compliance with various governmental regulations.  Cities use our flow logging systems and sophisticated Flowlink™ software to store flow, rainfall, and other sample data for later retrieval, analysis, and reporting, as well as to analyze the state of their sewer systems.  Our UNIMAG® electromagnetic flow meters are used by many of our sampler and open channel flow meter customers for closed pipe applications.  We believe these flow meters are a reliable and cost-effective alternative to existing electromagnetic and other closed pipe flow meters.

Isco’s liquid chromatography (LC) customers include pharmaceutical company laboratories involved in drug discovery and development, and other laboratories that support the development of chemical compounds composed of relatively small molecules as well as those that study disease and basic life functions.  Customers in these laboratories use our pumps to deliver solvent through columns packed with special media to separate a sample into its component molecules.  They then use our detectors to identify and quantify the component molecules.  Our fraction collectors are used to collect the separated compounds as they flow from the column. Our single sample and multi-sample sequential and parallel organic purification CombiFlash™ systems along with RediSepTM disposable columns are used in the drug discovery process to sample, separate, detect, and collect purified fractions.  Our SWIFT® monolithic columns for chromatographic separations were introduced late in fiscal 2002.  We believe these columns have technological advantages over existing media and column technology, and are hopeful that these columns and related hardware will contribute to sales and profits in future years.  Other references to SWIFT® can be found under Item 3. Legal Proceedings and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The remainder of our net sales, approximately 23 percent in fiscal 2003, came from product sales of other product lines, service, and freight billings.  The other product lines include: process monitoring, supercritical fluid extraction (SFE), and syringe pumps.   After a review of our strategic direction and focus we have decided to divest the SFE product line.  Additional comments in this disposition are provided within the section “Factors Affecting Future Results” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The U.S. prices of individual products within our core product lines range from $1,500 to $10,000 for wastewater sampler and flow meter products and $1,500 to $50,000 for LC products.

Marketing and Sales

In the United States, independent manufacturers’ representatives sell products within our wastewater sampler, flow meter, and process monitoring product lines.  Domestic sales of products within our LC, SFE, and syringe pump lines are made by direct sales people assigned to specific product lines and located in the prime domestic market areas.  The manufacturers’ representatives and our direct sales people are supported with promotional programs, advertising, applications specialists, applications bulletins, technical literature, training, and applications seminars.

International sales constituted 27, 27, and 26 percent of our net sales during fiscal 2003, 2002, and 2001, respectively.  Isco’s international sales are made primarily by independent dealers operating in various countries around the world. International dealers receive sales management and local marketing support from regional sales and marketing managers that reside in Lincoln, Nebraska; Belgium, Germany, and the Philippines.  To aid international sales, many of our products are offered in multiple language versions.  Since both Isco-Lincoln and STIP-Isco sell in their respective functional currencies, we are not significantly impacted by direct foreign currency fluctuations.

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

There are numerous suppliers in the United States open channel flow meter market.  Based upon market information we believe to be accurate, Isco’s major competitors are Marsh-McBirney, Inc., ADS, Siemens Milltronics Process Instruments, Inc., owned by Siemens, and the Danaher Corporation.  Significant competitors in Europe include the Danaher Corporation, the Endress + Hauser Group, Marsh-McBirney, Inc., and Siemens Milltronics Process Instruments, Inc.  Major competitors in the closed pipe flow meter market include ABB, Krohne, and the Endress + Hauser Group.

With respect to LC, we believe we are the major producer of fraction collectors.  In the traditional markets of fraction collectors and low pressure liquid chromatography equipment, our major competitors are Amershem Biosciences UK Ltd., and Gilson Medical Electronics, Inc.  In the drug discovery market, the major competitors are  Biotage, Inc., a division of the Dyax Corporation and Argonaut Technologies, Inc.  Our primary competitor in the column market is Amershem Biosciences UK Ltd.

There are a number of suppliers for the process monitoring markets with market share varying from country to country.  While limited information is available, we believe that the primary global competitors are the Danaher Corporation, WTW, LAR Analytik & Umwelt Messtechnik GmbH, and the Endress + Hauser Group.

In the SFE equipment market we are the market leader with approximately 20 percent of the world market share.  Management estimates that its competitors, Applied Separations, Inc. and Leco Corporation, each have a market share of less than 20 percent, with the remaining market served by specialty engineering firms.

With respect to syringe pumps, market share is difficult to estimate due to the various niche markets we service.  In the United States, our major competitor is Quizix, Inc.  We believe that we hold a dominant position relative to Quizix, Inc. in all but one niche market.

Research and Engineering

Isco commits significant resources to ongoing research and engineering activities.  A significant amount of our research and engineering activities are focused on new product development targeted to increase our market share of existing product lines.  Activities focused in the areas of SWIFT® media and our process monitoring product line increased in fiscal 2003.  Funding for SWIFT® media and related hardware will increase in fiscal 2004 due to the timing of development activities.  Over the long-term we will explore present and related markets that could utilize new products developed from our expanding technology base.  For fiscal years 2003, 2002, and 2001, we spent approximately $6.4 million or 11 percent of sales, $5.6 million or 9 percent of sales, and, $5.3 million or 9 percent of sales, respectively, on research and engineering.

Patents and Licenses

We believe we derive a competitive advantage from our patents and have a policy of obtaining patents wherever commercially feasible.  We also vigorously assert and defend our patents.  Isco, Inc.’s products are covered by 89 United States patents, 85 of which are owned by Isco, Inc. and four under which we are the exclusive licensee.  There are also numerous corresponding patents issued by other countries.  Isco, Inc. owned patents have been assigned to us by the inventors on a royalty-free basis.  We currently have 10 patent applications pending at the United States Patent and Trademark Office.

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

Backlog

On September 26, 2003, Isco’s order backlog was $5.7 million, the majority of which is scheduled for delivery prior to July 30, 2004, the close of fiscal 2004.  A year earlier, on September 27, 2002, the order backlog was $5.0 million.

Manufacturing and Sources of Supply

Isco-Lincoln’s manufacturing operations are vertically integrated.  We fabricate most of the metal and plastic components used in our products and obtain the required raw materials from several sources. Production planning is handled by a computerized production control system that ensures raw materials and sub-component parts are received on time for final assembly.  Since we are not reliant upon outside suppliers for these types of components, we are generally able to produce them at a lower cost and maintain a consistently high level of quality.

Products manufactured by Isco-Lincoln use a variety of purchased mechanical, electrical, and electronic components. Most of these components are available from several sources.  Currently, we are not experiencing any shortage of raw materials or components.

STIP’s manufacturing operations consist mainly of final assembly and testing, with most other processes outsourced. Currently, we have not experienced any shortages.  Production planning is handled by a computerized production control system that ensures raw materials and sub-component parts are received on time for final assembly.

Employees

On September 26, 2003, we had 421 employees.  There were 183 employees engaged in production, 71 in research and engineering, 127 in marketing and sales, and 40 in administration.  None of our employees are represented by a labor union.  We have never experienced a work stoppage.

Item 2. Properties.

Our principal offices located in Lincoln, Nebraska houses our corporate, executive, and administrative offices along with sales, research, engineering, manufacturing, and maintenance activities. The total square footage at this location is approximately 168,000 square feet and is located on approximately 30 acres.  All land and buildings are owned and unencumbered.

STIP leases 1,564 square meters in a building located in Groß-Umstadt, Germany.  The facility houses the engineering, manufacturing, sales, and administrative activities of STIP.  The lease term is an annual renewal with a 1-year advance non-renewal clause.  The current lease expires December 31, 2004.

Item 3. Legal Proceedings.

On August 8, 2003, we reached a settlement with Cornell Research foundation, Inc. (“Cornell”) related to Isco’s patent license agreement.  We retained an exclusive patent license agreement as limited by the earlier decision reached by an arbitration panel regarding fields of use and column sizes.  In addition, we have obtained a non-exclusive patent license agreement which covers additional fields of use and column sizes for liquid chromatography use.  As a result of this settlement, all parties have agreed to drop all legal actions.  We consider these licensing arrangements advantageous to Isco.

In January 2001 we received $425,000 as a result of the settlement of pending litigation regarding the Company’s abandoned enterprise resource planning (ERP) system.

Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter of fiscal 2003, no issues were submitted to a vote of shareholders.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholders Matters.

Common stock data: On September 26, 2003 – 5,727,838 shares outstanding and approximately 247 shareholders of record.

Market:  NASDAQ/NMS.  Symbol: ISKO

Stock price: The high and low trade prices of the common stock and the cash dividends declared in each quarter during the last two fiscal years are shown below:

	Common Stock Price Range				Cash Dividends Per Share
	2003		2002
	High	Low	High	Low	2003	2002
First quarter	$9.10	$7.75	$7.96	$6.75	$0.06	$—
Second quarter	9.49	7.49	10.30	7.70	0.06	0.05
Third quarter	9.25	7.06	10.50	9.07	0.06	0.05
Fourth quarter	9.22	7.07	10.45	8.75	0.06	0.05

Item 6. Selected Financial Data.

Amounts in thousands except per share data.

	Fiscal Year
	2003	2002	2001(1)	2000(2)	1999(3)
For the fiscal year:
Net sales	$60,881	$59,199	$56,846	$55,183	$51,911
Gross margin	32,484	30,897	29,893	29,018	26,941
Income (loss) from operations	1,497	2,793	3,853	(1,589)	(1,663)
Other income (expense)	342	427	249	514	725
Provision for income taxes (benefit)	564	786	1,285	(123)	(303)
Net income (loss)	1,275	2,434	2,817	(952)	(635)

At fiscal year-end:
Current assets	$31,623	$27,707	$25,494	$25,168	$23,906
Working capital	24,087	19,131	18,664	18,411	16,023
Total assets	54,435	55,878	53,264	50,442	53,325
Long-term debt, less current portion	584	1,006	2,056	3,164	3,996
Shareholders’ equity	45,783	45,576	43,589	40,521	41,446
Average shares outstanding (basic)	5,696	5,665	5,647	5,644	5,645
Average shares outstanding (diluted)	5,863	5,888	5,802	5,644	5,645

Per share data:
Basic earnings (loss) per share	$0.22	$0.43	$0.50	$(0.17)	$(0.11)
Diluted earnings (loss) per share	$0.22	$0.41	$0.49	$(0.17)	$(0.11)
Cash dividends per share (declared)	$0.24	$0.15	$—	$—	$0.10

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contain trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Actual results could differ materially from those projected in the forward-looking statements throughout this document as a result of the factors set forth below in the section entitled “Factors Affecting Future Results” and elsewhere in this document.

All references to “years” mean our fiscal year.

The following table summarizes, for the three years indicated, the percentages that certain components of the Consolidated Statements of Operations bear to net sales and the percentage change of such components (based on actual dollars) compared with the prior year.

				Year-to-Year Increase (Decrease)
	Year Ended			2003 vs. 2002	2002 vs. 2001
	Jul 25 2003	Jul 26 2002	Jul 27 2001
Net sales	100.0	100.0	100.0	2.8	4.1
Cost of sales	46.6	47.8	47.4	0.3	5.0
	53.4	52.2	52.6	5.1	3.4
Operating expenses:
Selling, general, and administrative	40.3	38.0	37.3	9.2	6.2
Research and engineering	10.6	9.5	9.3	14.7	6.4
ERP settlement	—	—	(0.8)	—	—
	50.9	47.5	45.8	10.3	7.9
Income from operations	2.5	4.7	6.8	(46.4)	(27.5)
Other income (expense):
Investment income	0.9	1.1	1.3	(23.1)	(7.8)
Interest expense	(0.4)	(0.4)	(0.6)	(17.3)	(22.3)
Other, net	0.1	—	(0.2)	79.3	—
	0.6	0.7	0.5	(19.9)	71.5
Income before income taxes	3.1	5.4	7.3	(42.9)	(21.5)
Provision for income taxes	1.0	1.3	2.3	(28.2)	(38.8)
Net income	2.1	4.1	5.0	(47.6)	(13.6)

Net Sales Analysis and Review

2003 to 2002 Comparison

Our net sales of $60.9 million for the year ended July 25, 2003 were three percent above fiscal 2002 net sales of $59.2 million. Our ability to grow net sales was impacted by the continuation of a global economic slowdown which we began to experience in fiscal 2002.  Our largest market, the United States, continued to struggle economically and we continued to be negatively impacted by the redirection of governmental funds from our market niches to homeland security.

Revenues related to our core product lines (wastewater samplers, flow meters, including closed pipe flow meters, and liquid chromatography) were up three percent, an increase of $1.4 million over last year.  Liquid chromatography and sampler revenues increased by 8 percent or $1.1 million and 4 percent or $0.8 million, respectively over the prior year, while flow meter revenues declined by four percent or $0.5 million.  The year-over-year increases in sampler and liquid chromatography revenues were due to successful new product introductions and market penetration.  Liquid chromatography disposable columns, focused on the niche market of drug discovery, continued the growth pattern from the previous year.  In addition to the weak economic conditions, flow meter revenues were impacted by a competitive marketplace, particularly in the domestic base.   There were signs of improvement in flow meter activity late in the current fiscal year in the form of increased order volume.

Other revenues outside of our core product lines (including the product lines of process monitoring, supercritical fluid extraction (SFE), and syringe pumps, along with revenues related to equipment repairs and billed freight) were up by $272,000 or two percent from last year.  The increase was provided by growth in syringe pump product revenues along with increased freight and service revenues largely offset by decreased sales of SFE and process monitoring products.

Domestic revenues of $44.3 million for the year were up two percent from the prior year.  Domestic revenues related to our core product lines for the year increased two percent over fiscal 2002.  Liquid chromatography and sampler revenues accounted for the increase, partially offset by the decline in flow meter related revenues. Our other domestic revenues increased by five percent year-over-year.  The revenue increases in syringe pumps were offset by a decline in revenues from SFE and process monitoring products.

International revenues of $16.6 million for the year were up four percent from the prior year.  International revenues related to our core product lines for the year increased eight percent over last year.  Revenues related to sampler products accounted for the increase, while international sales of liquid chromatography and flow meter products were flat on a year-over-year basis.  Our other international revenues were down by one percent, with process monitoring providing an increase which was offset by decreases in SFE and syringe pump revenues.

Net orders of $63.3 million were received during fiscal 2003, an increase of seven percent compared with fiscal 2002.  The order backlog at July 25, 2003 was $7.7 million, up 47 percent from the beginning of the fiscal year.  As of September 26, 2003 our order backlog was $5.7 million, the majority of which is scheduled for delivery prior to July 30, 2004, the close of fiscal 2004.

2002 to 2001 Comparison

Our net sales of $59.2 million for the year ended July 26, 2002 were four percent above fiscal 2001 net sales of $56.8 million. Revenues related to our core product lines (wastewater samplers, flow meters (including closed pipe flow meters), and liquid chromatography) were up three percent, an increase of $1.5 million over last year.  Flow meter and liquid chromatography revenues increased by 13 percent or $1.4 million and 28 percent or $3.1 million, respectively over the prior year, while sampler revenues declined by 14 percent or $3.0 million.  The year-over-year increases in flow meter and liquid chromatography revenues were due to successful new product introductions.  Specifically, new liquid chromatography hardware and disposable columns, focused on the niche market of drug discovery, significantly contributed to the overall increase.  The year-over-year decline in sampler revenues was due to the combination of increased competition and declining economic conditions that existed throughout the world markets in the current year.  In addition, fiscal 2001 was positively impacted by Isco’s ability to generate sampler revenues related to several one-time, domestic, regulatory-driven demands.

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

Net orders of $59.1 million were received during fiscal 2002, an increase of three percent compared with fiscal 2001. The order backlog at July 26, 2002 was $5.3 million, down three percent from the beginning of fiscal year 2002.

Net Income Analysis and Review

2003 to 2002 Comparison

We had income from operations of $1.5 million for fiscal 2003 compared with income from operations of $2.8 million for fiscal 2002, a decline of $1.3 million.   This decline was driven by both the lower than expected net sales and our commitment to invest significant resources on the strategic initiatives focused on the product lines of SWIFT® and process monitoring.  This resulted in incremental operating expenses exceeding the incremental gross margin dollars generated on increased net sales.

The gross margin, as a percentage of sales, improved to 53.4 percent for fiscal 2003 compared with 52.2 percent for the prior year.  The improvement in the gross margin percentage was due to positive shifts in the product line mix along with reductions in direct manufacturing costs.

Operating expenses increased by $2.9 million over fiscal 2002.  The selling, general and administrative (SG&A) and engineering expense categories both contributed to the increase.  SG&A expenses focused on our strategic investment in SWIFT®, including legal fees, increased by approximately $1.3 million.  The remaining increase is largely associated with our commitments to build the marketing and sales infrastructure to capitalize on market and technology opportunities in process monitoring and the drug discovery applications of liquid chromatography as well as increases in general wages and increased benefit costs.  Engineering expense increased by $0.8 million over the prior year due primarily from focused outsourced product development activities associated with our process monitoring product line.

In total, other income decreased by $85,000 over the previous year.  The decrease was driven by lower investment income partially offset by reduced income tax expense.  While our average investment balances were higher in the current year, lower yield rates resulted in the lower levels of investment income for the current year.  Interest expense decreased by $48,000 from the previous year, as average debt outstanding was lower and interest rates on line of credit borrowings declined.  Improvements in obtaining cash discounts on purchases were offset by an increase in the loss of our joint venture AFTCO, resulting in a slight decline in the sub-category of Other, net.

Our effective income tax rate for the year ended July 25, 2003 was 30.7 percent compared to an effective income tax rate of 24.4 percent for the previous year. The current year’s effective rate was lower than the statutory rate due to the impact of exchange rates on net operating loss carryforwards and benefits from the foreign source income, coupled with the relatively low taxable income level.  The prior year’s effective rate was also lower than the statutory rate due to tax planning strategies implemented which resulted in changes in the deferred tax asset valuation allowance.

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

Operating expenses, excluding the benefit of the previous year’s ERP lawsuit settlement discussed above, increased by $1.6 million over fiscal 2001.  The selling, general and administrative (SG&A) and engineering expense categories both contributed to the increase.  Included in this increase is approximately $400,000 of increased expenses associated with SWIFT®; with the majority of costs focused on building sales and marketing infastructure to launch the SWIFT® columns in July 2002.  Excluding our investment in SWIFT®, SG&A increased by approximately $1.0 million.  A significant portion of this increase was due to increased sales and marketing personnel costs due to staffing increases along with increases in the cost of the executive compensation program both in cash incentives and non-cash charges related to performance based stock options.  These increases were partially offset by reduced domestic advertising and promotion expenses.  Engineering expense increased by

$335,000 over the prior year due to normal increases in personnel expenses and increased subcontracted development costs.

In total, other income increased by $178,000 over the previous year.  Improved earnings performance from AFTCO, Isco’s joint venture, was the primary factor in the increase.  While our average investment balances were higher in the current year, lower yield rates resulted in the slightly lower levels of investment income for the current year.  Interest expense decreased by $80,000 from the previous year, as average debt outstanding was lower and interest rates on line of credit borrowings declined.

Our effective income tax rate for the year ended July 26, 2002 was 24.4 percent compared to an effective income tax rate of 31.3 percent for the previous year. The current year’s effective rate was significantly lower than the statutory rate due to the implementation of new global tax strategies which allowed for the net operating loss valuation allowance to be removed.  The prior year’s effective rate was also lower than the statutory rate due to tax benefits associated with Isco’s foreign sales corporation and changes in the net operating loss valuation allowance.

Liquidity and Capital Resources

The primary sources of liquidity for Isco are cash from operations, various credit facilities, and borrowing capacity. Cash flows from operations for the fiscal years of 2003, 2002, and 2001 were approximately $2.9 million, $5.9 million, and $7.7 million respectively.  Net income adjusted for depreciation, changes in deferred taxes, and other miscellaneous non-cash changes provided approximately $4.4 million, $5.1 million, and $6.3 million for fiscal 2003, 2002, and 2001, respectively.   The change in operating assets utilized cash of $1.5 million in fiscal 2003, while the changes in net operating assets provided us with approximately $0.9 million and $1.3 million of cash in fiscal years 2002 and 2001, respectively.  The cash provided or used in any given year for operating assets is partially dependent on the timing of orders and shipments.  We monitor several utilization measures to manage our key assets and liabilities.  Our average days sales outstanding (DSO) were 61 days, 59 days, and 62 days for fiscal 2003, 2002, and 2001, respectively.  Our average days of inventory on hand, on a FIFO basis, were 149 days, 144 days, and 147 days for fiscal 2003, 2002, and 2001, respectively.  The average days to pay on accounts payables and accrued expenses were 30 days, 30 days, and 27 days for fiscal 2003, 2002, and 2001, respectively.

Cash and investments totaled $14.7 million, $15.6 million, and $12.5 million at fiscal year end 2003, 2002, and 2001, respectively.  In addition, we had net working capital at July 25, 2003 of $24.1 million and our current ratio was 4.2:1.

Net capital expenditures were $1.2 million, down from $1.3 million in fiscal 2002 and down from $1.5 million in fiscal 2001.  The Company reinstated dividend payments starting with the second quarter of fiscal year 2002 and distributed total cash dividends of $1.4 million during fiscal 2003 compared with $0.9 million for fiscal 2002.

We did not have any material changes to our debt structure within the recent three year period.  In fiscal 2003 we made $1.1 million of fixed debt repayments under the various contractual obligations compared to $1.1 and $1.0 million for fiscal 2002 and 2001, respectively.  At July 25, 2003, our total debt, including borrowings against lines of credit, was $3.2 million with $0.5 million in required repayments due next fiscal year.  In addition, at July 25, 2003 we had lines of credit with various banks totaling $7.0 million of which $4.5 million was available for future business needs.

Our financial condition remains strong.  We believe that our cash and short-term investments, operating cash flows, and available borrowing capacity provide adequate resources to fund ongoing operating requirements.

The following table summarizes our outstanding contractual obligations and other commercial commitments as of July 25, 2003, and the effect such obligations are expected to have on liquidity and cash flow in future periods (amounts in thousands).

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Short-term Debt	$2,113	$2,113	$—	$—	$—
Long-term Debt	1,087	503	495	58	31
Operating Leases	321	251	70	—	—
Total	$3,521	$2,867	$565	$58	$31

		Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1 - 3 years	4 - 5 years	Over 5 years
Lines of Credit	$4,500	$4,500	$—	$—	$—
Standby Letters of Credit	2,500	2,500	—	—	—
Guarantees	1,000	1,000	—	—	—
Total	$8,000	$8,000	$—	$—	$—

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classification and measurement in the balance sheets for certain financial instruments which possess characteristics of both a liability and equity. Generally, it requires classification of such financial instruments as a liability.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. For financial instruments in existence prior to May 31, 2003, SFAS No. 150 is effective as of September 1, 2003. Certain provisions of SFAS No. 150 have been delayed.  The Company believes that the adoption of SFAS No. 150 will have no impact on its consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and whether a derivative containing a financing component warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have an impact on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The Company has elected to delay adoption of the fair value based method of accounting for stock-based compensation, and the alternative methods of transition for such a change.  The Company will provide the required disclosures of SFAS No. 148 in the notes to the financial statements.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. A variable interest entity (“VIE”) is an entity whose equity investors do not have a controlling financial interest or do not have sufficient equity at risk such that the entity cannot finance its own activities. FIN No. 46 provides that VIEs shall be consolidated by the entity deemed to be the primary beneficiary of the VIE. FIN No. 46 is immediately effective for VIEs created after January 31, 2003. For VIEs created prior to February 1, 2003, FIN No. 46 is effective for the Company in the third quarter of fiscal 2004. The Company does not anticipate any impact from the adoption of FIN No. 46.

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

Stock-Based Compensation

We have elected to account for fixed award stock options and nonemployee directors’ options under the provisions of APB No. 25 “Accounting for Stock Issued to Employees”.  As such, no compensation cost has been recorded in the financial statements relative to these options.  We utilize the Black-Scholes option pricing model to estimate the fair value of these options for disclosure purposes.

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

Deferred stock units granted to non-employee directors are accounted for in accordance with Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation.”  Accordingly, directors deferred stock units are recorded as compensation expense at estimated fair value on the date the units are earned by the director.

Joint Venture

We account for our investment in the AFTCO joint venture using the equity method of accounting.

Factors Affecting Future Results

Fiscal 2003 was a very challenging year for us.  Related to our ability to grow net sales, customers constrained spending due to several external factors.  Economic slowdowns in all our major markets occurred.  Our largest market, the United States, continued to struggle economically and we continued to be negatively impacted by the redirection of governmental funds from our market niches to homeland security.  We are hopeful that these external factors will reverse or at a minimum stabilize during fiscal 2004.  In addition, we will continue to focus our sales and marketing efforts on those niches where we believe the greatest opportunities exist under these challenging conditions.

Our income from operations in fiscal 2003 was impacted by both the lower than expected net sales and our commitment to invest significant resources on the strategic initiatives focused on the product lines of SWIFT® and process monitoring.  Our operating cost level in fiscal 2004 for these initiatives is expected to remain consistent with fiscal 2003.  In addition, we are hopeful that these two key initiatives will begin to generate acceptable revenue growth in fiscal 2004 due to our recent efforts in product development, the realignment of marketing and sales efforts, and the benefit of improved economic conditions.

During fiscal 2003 we also under took a focused effort to review our organizational structure and evaluate our product line offerings.  These reviews resulted in two significant management decisions.  We streamlined our organizational structure and as a result eliminated a number of positions and reduced our total employment.  We have decided to divest the Supercritical Fluid Extraction (SFE) product line due to its lack of strategic fit and small size.  Our goal is to have this divestiture completed during fiscal 2004.

Overall we are hopeful that our net sales and operating income performance will be above the fiscal 2003 levels.  We believe our efforts in fiscal 2003 will begin to generate value in fiscal 2004.  We believe the greatest risks on achieving a year over year improved performance are the potential additional cost to exit the SFE product line and the risk that the external market conditions will remain weak.

Legal Proceedings

On August 8, 2003, we reached a settlement with Cornell Research foundation, Inc. (“Cornell”) related to Isco’s patent license agreement.  We retained an exclusive patent license agreement as limited by the earlier decision reached by an arbitration panel regarding fields of use and column sizes.  In addition, we have obtained a non-exclusive patent license agreement which covers additional fields of use and column sizes for liquid chromatography use.  As a result of this settlement, all parties have agreed to drop all legal actions.  We consider these licensing arrangements advantageous to Isco.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Interest rate risk and currency exchange risks are the primary market risks to which we are exposed.  We do not use derivative financial or commodity instruments.  Our other financial instruments include cash and cash equivalents, accounts and notes receivable, accounts and notes payable, and long-term debt.  Our cash and cash equivalents, accounts and notes receivable, and accounts and notes payable balances are generally short-term in nature and do not expose our company to material market risk.  At July 25, 2003, we had approximately $1.1 million of fixed rate debt, along with $7.0 million of variable rate credit facilities, of which approximately $2.5 million was outstanding under these credit facilities.  At July 26, 2002, we had approximately $2.1 million of fixed rate debt, along with $7.0 million of variable rate credit facilities, of which approximately $2.1 million was outstanding under these credit facilities.  We do not believe that changes in interest rates on the debt and credit facilities would have a material effect on our results of operations, given the amount of our obligations under these debt and credit facilities.

Related to currency exchange, international sales of our United States based operations are denominated in U.S. dollars and international sales of our German subsidiary are denominated in euros.  The currency exchange risk at the current level of activity is not material to our operating results or financial position.  Our market risk resulting from the translation of the profit or loss of STIP and from our permanent investment in our foreign subsidiaries is not material.

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

Item 8. Financial Statements and Supplementary Data.

Independent Auditors’ Report

Board of Directors and Shareholders

Isco, Inc.

We have audited the accompanying consolidated balance sheets of Isco, Inc. and subsidiaries as of July 25, 2003 and July 26, 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended July 25, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Isco, Inc. and subsidiaries as of July 25, 2003 and July 26, 2002, and the results of their operations and their cash flows for each of the three years in the period ended July 25, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Lincoln, Nebraska
November 3, 2003

ISCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Years ended
	Jul 25 2003	Jul 26 2002	Jul 27 2001
Net sales	$60,881	$59,199	$56,846
Cost of sales	28,397	28,302	26,953
	32,484	30,897	29,893

Operating expenses:
Selling, general, and administrative	24,557	22,496	21,192
Research and engineering	6,430	5,608	5,273
ERP settlement	—	—	(425)
	30,987	28,104	26,040

Income from operations	1,497	2,793	3,853

Other income (expense):
Investment income	520	676	733
Interest expense	(230)	(278)	(358)
Other, net	52	29	(126)
	342	427	249

Income before income taxes	1,839	3,220	4,102

Provision for income taxes (Note H)	564	786	1,285

Net income	$1,275	$2,434	$2,817

Basic earnings per share (Note K)	$0.22	$0.43	$0.50

Diluted earnings per share (Note K)	$0.22	$0.41	$0.49

Weighted average number of shares outstanding (basic)	5,696	5,665	5,647
Weighted average number of shares outstanding (diluted)	5,863	5,888	5,802

The accompanying notes are an integral part of the consolidated financial statements.

ISCO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Columnar amounts in thousands)

	Jul 25 2003	Jul 26 2002

Assets

Current assets:
Cash and cash equivalents	$5,383	$633
Short-term investments (Note C)	4,629	5,646
Accounts receivable-trade, net (Note B)	10,590	9,901
Inventories (Note D)	9,489	9,046
Refundable income taxes	303	—
Deferred income taxes (Note H)	812	1,345
Other current assets	417	1,136
Total current assets	31,623	27,707

Property and equipment, net (Note E)	13,768	14,535
Long-term investments (Note C)	4,717	9,334
Other assets (Note F)	4,327	4,302
Total assets	$54,435	$55,878

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$1,222	$1,303
Accrued expenses (Note G)	3,698	4,057
Income taxes payable (Note H)	—	176
Short-term borrowing (Note I)	2,113	1,909
Current portion of long-term debt (Note J)	503	1,131

Total current liabilities	7,536	8,576

Deferred income taxes (Note H)	532	720
Long-term debt, less current portion (Note J)	584	1,006

Commitments and contingencies (Note P)

Shareholders’ equity (Notes K and O):
Preferred stock, $.10 par value, authorized 5,000,000 shares; issued none
Common stock, $.10 par value, authorized 15,000,000 shares; issued and outstanding 5,727,838 and 5,672,346 shares	573	567
Additional paid-in capital	38,765	38,371
Retained earnings	6,509	6,602
Accumulated other comprehensive income (loss)	(64)	36
Total shareholders’ equity	45,783	45,576
Total liabilities and shareholders’ equity	$54,435	$55,878

The accompanying notes are an integral part of the consolidated financial statements.

ISCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands, except per share data)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity

Balance, July 28, 2000	$564	$37,697	$2,200	$60	$40,521

Net income			2,817		2,817
Unrealized investment loss, net of tax effect of $15,000				(27)	(27)
Translation adjustments				45	45
Total comprehensive income					2,835

Director’s deferred stock units		199			199
Issuance of common stock and exercise of stock options	1	33			34

Balance, July 27, 2001	$565	$37,929	$5,017	$78	$43,589

Net income			2,434		2,434
Unrealized investment gain, net of tax effect of $16,000				24	24
Translation adjustments				(66)	(66)
Total comprehensive income					2,392

Cash dividends ($.15 per share)			(849)		(849)
Director’s deferred stock units and incentive stock options		357			357
Issuance of common stock and exercise of stock options	2	85			87

Balance, July 26, 2002	$567	$38,371	$6,602	$36	$45,576

Net income			1,275		1,275
Unrealized investment loss, net of tax effect of $29,000				(45)	(45)
Translation adjustments				(55)	(55)
Total comprehensive income					1,175

Cash dividends ($.24 per share)			(1,368)		(1,368)
Director’s deferred stock units and incentive stock options		162			162
Issuance of common stock and exercise of stock options	6	232			238

Balance, July 25, 2003	$573	$38,765	$6,509	$(64)	$45,783

The accompanying notes are an integral part of the consolidated financial statements.

ISCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Columnar amounts in thousands)

	Year Ended
	Jul 25 2003	Jul 26 2002	Jul 27 2001
Cash flows from operating activities:
Net income	$1,275	$2,434	$2,817
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	2,503	2,478	2,192
Stock-based compensation	162	357	210
Deferred income taxes	375	85	1,147
Gain on sale of property and equipment	(344)	(177)	(94)
Provision for doubtful accounts	31	47	96
Undistributed losses of AFTCO	133	1	109
Change in operating assets and liabilities:
Accounts receivable-trade	(564)	(552)	502
Inventories	(158)	(116)	265
Refundable income taxes	(303)	460	39
Other current assets	750	(107)	184
Accounts payable	(650)	316	179
Accrued expenses	(417)	690	179
Income taxes payable	(176)	176	—
Other	262	(167)	(164)
Total adjustments	1,604	3,491	4,844
Cash flows from operating activities	2,879	5,925	7,661

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	11,400	2,200	—
Proceeds from maturity of held-to-maturity securities	3,026	11,758	7,000
Proceeds from sale of property and equipment	512	445	209
Purchase of held-to-maturity securities	(497)	(4,654)	(10,992)
Purchase of available-for-sale securities	(8,436)	(14,418)	—
Purchase of property and equipment	(1,735)	(1,778)	(1,702)
Other	(50)	162	26
Cash flows from investing activities	4,220	(6,285)	(5,459)

Cash flows from financing activities:
Cash dividends paid	(1,368)	(849)	—
Net change in short-term borrowings	(87)	135	(150)
Repayment of long-term debt	(1,132)	(1,055)	(988)
Issuance of common stock and exercise of stock options	238	87	22
Cash flows from financing activities	(2,349)	(1,682)	(1,116)

Cash and cash equivalents:
Net increase (decrease)	4,750	(2,042)	1,086
Balance at beginning of year	633	2,675	1,589
Balance at end of year	$5,383	$633	$2,675

See Note M for supplemental cash flow information.

The accompanying notes are an integral part of the consolidated financial statements.

ISCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended July 25, 2003, July 26, 2002, and July 27, 2001

(Columnar amounts in thousands, except share and per share data)

Note A. Summary of Significant Accounting Policies.

Description of Business.  Isco, Inc. and its subsidiaries (the Company) design, manufacture, and market products worldwide.  The majority of the Company’s revenue comes from sales of products used by industry and government to monitor compliance with water quality regulations and by industries in a variety of research and testing laboratories and by industries in the development of new drugs.

Basis of Presentation.  The consolidated financial statements include the accounts of Isco, Inc. and its wholly owned subsidiaries.  All inter-company transactions and accounts have been eliminated.  Investments in which the Company exercises significant influence over operating and financial policies are accounted for using the equity method.

For fiscal reporting purposes, the Company operates under a 52/53-week year, ending on the last Friday of July.  Fiscal years 2003, 2002 and 2001 contained 52 weeks.

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

Cash and Cash Equivalents.  Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of 90 days or less.

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

Other Assets.  Acquired intangible assets are amortized on a straight-line basis over estimated useful lives of 3 to 15 years.  Acquired intangible assets include intellectual property, engineering drawings, patents, licenses, customer or market lists, and trade names.  The Company’s investment in the AFTCO joint venture is accounted for under the equity method.  The equity method goodwill of approximately $750,000 was being amortized on a straight-line basis over 10 years through the end of fiscal year 2002. Beginning in fiscal 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives shall not be amortized and shall be tested for impairment on an annual basis.  There was no impairment that resulted from adoption of this standard.  The Company discontinued the amortization of equity method goodwill relating to the AFTCO joint venture upon adoption of this standard.  Goodwill and other identifiable intangible assets with indefinite lives are not amortized and are tested annually for impairment. Impairment occurs when the fair value of the asset is less than its carrying amount.  Identifiable intangible assets with definite lives are amortized over their estimated useful lives and tested for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may be impaired. Impairment occurs when the fair value of the asset is less than its carrying amount. If impaired, the intangible asset is written down to its fair value.

Revenue Recognition.  Revenues are recorded when products are shipped to customers or, in instances where service is performed to customer requirements, upon the successful completion of such service. The Company is generally not contractually obligated to accept returns, except for defective products.

Product Warranty.  The majority of the Company’s products have a one-year warranty against defective materials and workmanship.  The Company’s warranty claims have not been material to the consolidated financial statements.

Foreign Currency Translation. The euro (Eu) is the functional currency of the Company’s wholly-owned German subsidiary. Exchange gains and losses resulting from transactions denominated in currencies other than the functional currency are included in the results of operations for the year.  Assets and liabilities are translated to U.S. dollars at current exchange rates as of each balance sheet date.  Income and expense items are translated using average exchange rates during the year.  Cumulative currency translation adjustments are presented as a component of accumulated other comprehensive income (loss).

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

Stock-Based Compensation.  Pursuant to SFAS No. 123 Accounting for Stock Based Compensation, management has elected to account for the employee fixed award stock options and nonemployee directors’ stock options under the provisions of APB No. 25 Accounting for Stock Issued to Employees.  As such, no compensation cost has been recorded relative to these options.  Management utilizes the Black-Scholes option pricing model to estimate the fair value of these options.

The Company accounts for performance based awards granted under its employee stock option plans in accordance with the provisions of APB 25.  Options granted under the performance based awards are subject to variable accounting treatment until the number of options that will vest is known.  Options not vested at the end of each performance year are cancelled.  Compensation expense is recorded based on the difference between the closing market price at the date the shares vest and the exercise price as determined at the date the shares were granted.  Deferred stock units granted to nonemployee directors are accounted for in accordance with SFAS No. 123.  Accordingly, directors deferred stock units are recorded as compensation expense at estimated fair value on the date the units are earned by the director.

Earnings (Loss) Per Share.  Basic earnings (loss) per share is based on the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding during the period and the dilutive effect of stock options and common stock equivalents outstanding using the treasury stock method.

Comprehensive Income (Loss).  Comprehensive income (loss) for all periods presented consists of net earnings (loss), unrealized gain (loss) on securities available for sale, and foreign currency translation adjustments.  These results are incorporated into the consolidated statements of shareholders’ equity.  The accumulated other comprehensive income (loss) related to securities available-for-sale and to foreign currency translation adjustments are ($50,000) and ($14,000) at July 25, 2003; ($5,000) and $41,000 at July 26, 2002; and ($29,000) and $107,000 at July 27, 2001, respectively.

Reclassifications.  Certain reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.

Accounting Pronouncements.  In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The Company has elected to delay adoption of the fair value based method of accounting for stock-based compensation, and the alternative methods of transition for such a change.  The Company will provide the required disclosures of SFAS No. 148 in the notes to the financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classification and measurement in the balance sheets for certain financial instruments which possess characteristics of both a liability and equity. Generally, it requires classification of such financial instruments as a liability.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. For financial instruments in existence prior to May 31, 2003, SFAS No. 150 is effective as of September 1, 2003.  Certain provisions of SFAS No. 150 have been delayed. The Company believes that the adoption of SFAS No. 150 will have no impact on its consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and whether a derivative containing a financing component warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have an impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. A variable interest entity (“VIE”) is an entity whose equity investors do not have a controlling financial interest or do not have sufficient equity at risk such that the entity cannot finance its own activities. FIN No. 46 provides that VIEs shall be consolidated by the entity deemed to be the primary beneficiary of the VIE. FIN No. 46 is immediately effective for VIEs created after January 31, 2003. For VIEs created prior to February 1, 2003, FIN No. 46 is effective for the Company in the third quarter of fiscal 2004. The Company does not anticipate any impact from the adoption of FIN No. 46.

Note B.  Allowance for Doubtful Accounts.

	2003	2002	2001
Allowance at beginning of year	$144	$124	$157
Provision for doubtful accounts	31	50	96
Accounts written-off (recovered)	(54)	(30)	(129)
Allowance at end of year	$121	$144	$124

Note C. Investments.

An investment loss of $3,000 was recognized in fiscal 2003.  No gains or losses were recognized on investments in fiscal 2002 or 2001, respectively.

As of July 25, 2003:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Carrying value
Short-term investments:
Available-for-sale securities:
Commercial paper	$797	$2	$—	$799	$799
Certificates of deposit	309	—	—	309	309
Government agency bonds	3,507	14	—	3,521	3,521
Total short-term investments	4,613	16	—	4,629	4,629

Long-term investments:
Available-for-sale securities:
Government agency bonds	4,561	5	29	4,537	4,537
Mutual funds	251	—	71	180	180
Total long-term investments	4,812	5	100	4,717	4,717
	$9,425	$21	$100	$9,346	$9,346

As of July 26, 2002:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Carrying value
Short-term investments:
Held-to-maturity securities:
Corporate bonds	$2,529	$16	$—	$2,545	$2,529

Available-for-sale securities:
Corporate bonds	501	1	—	502	502
Certificates of deposit	600	—	—	600	600
Government agency bonds	2,008	7	—	2,015	2,015
Total available-for-sale securities	3,109	8	—	3,117	3,117
Total short-term investments	5,638	24	—	5,662	5,646

Long-term investments:
Available-for-sale securities:
Government agency bonds	9,094	70	—	9,164	9,164
Mutual funds	250	—	80	170	170
Total long-term investments	9,344	70	80	9,334	9,334
	$14,982	$94	$80	$14,996	$14,980

Note D. Inventories.

	2003	2002
Raw materials	$3,526	$3,076
Work-in-process	2,951	3,173
Finished goods	3,012	2,797
	$9,489	$9,046

Had inventories been valued on the first-in, first-out (FIFO) basis, they would have been approximately $2,303,000 and $2,307,000 higher than reported on the last-in, first-out (LIFO) basis at July 25, 2003 and July 26, 2002, respectively.  Approximately 75 and 76 percent of inventory has been valued by the LIFO method at July 25, 2003 and July 26, 2002, respectively.

Note E. Property and Equipment.

	2003	2002

Land	$413	$413
Buildings and improvements	11,721	11,785
Machinery and equipment	17,130	16,350
Software	1,957	1,980
Construction-in-progress	203	98
	31,424	30,626
Less accumulated depreciation	17,656	16,091
	$13,768	$14,535

In fiscal 2000 management of the Company determined that the previously suspended implementation of the enterprise resource planning (ERP) operating software system for the Isco-Lincoln facility would not be completed. As a result of this decision, the Company wrote-off software and related computer hardware assets of $2,448,000 in 2000.  During fiscal 2001, the Company received $425,000 in settlement of claims relating to the ERP system.  The recovery is recorded as a component of operating expenses in the consolidated statements of operations.

Note F. Other Assets.

	2003	2002
Acquired intangible assets, net of accumulated amortization of $802,000 and $672,000	$884	$1,014
Investment in AFTCO, net	430	563
Cash value of life insurance	1,401	1,335
Note receivable due March 2008 at 8.0% - related party	1,000	1,000
Other	612	390
	$4,327	$4,302

The Company expects amortization expense on acquired intangible assets, all of which are subject to amortization, to be incurred by fiscal year as follows: 2004, $130,000; 2005, $122,000; 2006, $114,000; 2007, $108,000; and 2008, $92,000.

Pro forma information regarding net income and earnings per share is required by SFAS No. 142.  The reconciliation below is presented as if the Company had not amortized the goodwill created from our investment in AFTCO for all years presented.

	2003	2002	2001

Net income, as reported	$1,275	$2,434	$2,817
Add: Goodwill amortization expense included in reported net income, net of income tax:	—	75	75

Pro forma net income	$1,275	$2,509	$2,892

Earnings per share:
Basic-as reported	$0.22	$0.43	$0.50
Basic-pro forma	$0.22	$0.44	$0.51

Diluted-as reported	$0.22	$0.41	$0.49
Diluted-pro forma	$0.22	$0.42	$0.50

Note G. Accrued Expenses.

	2003	2002

Salaries, wages, and commissions	$1,769	$1,871
Vacation/personal time	850	904
Health insurance	—	542
Profit sharing contribution	—	70
Property, payroll, and sales tax	365	351
Other	714	319
	$3,698	$4,057

Note H. Income Taxes.

Income tax expense consists of:

	2003	2002	2001
Federal:
Current	$108	$569	$36
Deferred	644	273	933
State:
Current	68	53	—
Deferred	42	18	188
International:
Current	—	93	76
Deferred	(298)	58	106
Change in valuation allowance	—	(278)	(54)
	$564	$786	$1,285

The provision for income taxes is reconciled with the amount of income taxes computed at the federal statutory rate as follows:

	2003	2002	2001
Computed “expected” federal tax expense	$625	$1,095	$1,395
State income taxes, net of federal tax benefit	106	62	224
International income taxes	(18)	69	(20)
Exempt foreign sales income	(176)	(171)	(198)
Permanent differences on intangibles	36	149	30
Other	(9)	(140)	(92)
Change in valuation allowance	—	(278)	(54)
	$564	$786	$1,285

The July 25, 2003 and July 26, 2002 components of deferred income tax assets and liabilities resulting from temporary differences between financial and tax reporting are as follows:

	2003	2002
Deferred tax assets:
Uniform capitalization of inventory costs	$318	$363
Vacation/personal time	188	195
Reserve for doubtful accounts	37	37
Acquired intangible assets	386	434
Net operating, capital and AMT credit loss carry forwards	809	668
Research and development credit carry forwards	—	286
Other	270	310
Gross deferred tax assets	2,008	2,293

Deferred tax liabilities:
Depreciation	(1,728)	(1,668)
Net deferred tax assets	$280	$625

At July 25, 2003, the Company had a German net operating loss carry forward of approximately $1,900,000 which is not subject to expiration.  Realization of deferred tax assets associated with the net operating loss and net capital loss carry forwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization is not assured for deferred tax assets, management believes it is more likely than not that deferred tax assets will be realized through future taxable earnings or alternative tax strategies.

Note I. Short-term Borrowing.

At July 25, 2003, the Company had available $7,000,000 in lines of credit expiring January 31, 2004.  The lines are secured by inventory, accounts receivable, equipment, and intangibles.  The lines of credit also support the revolving credit agreements of the Company’s German subsidiary, STIP.  As such, availability under the lines of credit is reduced by the credit available under those revolving credit agreements, currently Eu2,000,000 (US$2,300,000).

The Company’s German subsidiary maintains a revolving credit agreement that provides for borrowing up to Eu2,000,000 (US$2,300,000) guaranteed by the Company.  This agreement provides for interest rates ranging from 4.7 percent to 8.5 percent and is renewable on a quarterly basis.  The amount outstanding under this agreement at July 25, 2003 and July 26, 2002 was $2,113,000 and $1,909,000, respectively.

The net amount available for borrowing to the Company, under the lines of credit and revolving credit agreements, at July 25, 2003 was approximately $4,500,000 at a variable rate of 3.0 percent.

Note J. Long-term Debt.

	2003	2002

Isco, Inc.
Note due December 2003, 6.50%	$475	$1,581
STIP
Note due March 2009, 7.50%	175	177
Note due June 2005, 7.50%	437	379
	1,087	2,137
Less current portion of long-term debt	503	1,131
	$584	$1,006

In December 1998 Isco, Inc. borrowed $5,000,000 from its primary commercial bank.  This term loan is repayable in equal installments over 60 months.  The note is secured by inventory, accounts receivable, equipment, and intangibles.  Under the terms of the loan agreement, the Company is required to maintain a minimum net worth and specified fixed charge coverage and net worth ratios.

The STIP note due March 2009 is repayable in annual installments of Eu25,000 (US$29,000) with interest payable on a quarterly basis.  The STIP note due June 2005 requires quarterly interest payments with principal due in June 2005.

At July 25, 2003, future principal payments due on debt in each of the next five fiscal years are as follows: 2004, $503,000; 2005, $466,000; 2006, $29,000; 2007, $29,000; 2008, $29,000 and thereafter, $31,000.

Note K. Stock Option Plans.

Isco had three stock option plans in effect at July 25, 2003: the 1985 Incentive Stock Option Plan (1985 Plan), the 1996 Stock Option Plan (1996 Plan), and the 1996 Outside Directors’ Stock Option Plan (1996 Directors’ Plan).  Under each of these plans, options may be granted only during the 10 years following the inception of the plan. The options are exercisable over a period not greater than 10 years from the date of grant.

In July 1985 the Company adopted the 1985 Plan, which authorized the future issuance of up to 174,570 shares to officers and key employees.  During fiscal 1997, the Company adopted the 1996 Plan, which authorized the future issuance of up to 250,000 shares to officers, key employees, and designated individuals.  This plan was amended in fiscal year 2000 to increase the number of shares available for options to 500,000.  Under both plans, qualified options are to be granted at not less than 100 percent of the fair market value of the common stock when granted.  The 1996 Plan also authorized the issuance of nonqualified options that may be granted at not less than 80 percent of the fair market value of the common stock when granted.  Shares granted under the 1996 Plan are either fixed awards subject to vesting or performance based awards.  The fixed awards granted have vesting terms ranging from immediate vesting to three years.  The performance based awards were granted in 2001 under a five year plan with each year subject to annual revenue, income and other performance targets as determined by the Compensation Committee of the Board of Directors.  Compensation expense recorded for the performance based awards in 2003, 2002 and 2001 was $91,000, $276,000 and $0, respectively

During fiscal 1997 the Company adopted the 1996 Directors’ Plan, which authorized the future issuance of up to 100,000 shares to nonemployee directors of the Company.  The options are exercisable, at the date of grant, over a period not greater than 10 years.

Stock option activity under the Plans for fiscal years 2003, 2002 and 2001 is as follows:

	Stock Options
	1985 Plan		1996 Plan		1996 Directors’ Plan
	Shares	Weighted Average Option Price	Shares	Weighted Average Option Price	Shares	Weighted Average Option Price
Outstanding July 28, 2000	112,940	$11.85	258,948	$7.87	16,084	$6.97
Granted	—	—	321,912	$4.25	5,000	$7.25
Exercised	—	—	(5,250)	$4.25	—	—
Canceled	—	—	(127,350)	$9.46	(3,250)	$6.87
Outstanding July 27, 2001	112,940	$11.85	448,260	$4.86	17,834	$7.07
Granted	—	—	—	—	5,000	$9.33
Exercised	—	—	(21,248)	$4.11	—	—
Canceled	—	—	(36,562)	$6.30	—	—
Outstanding July 26, 2002	112,940	$11.85	390,450	$4.84	22,834	$7.56
Granted	—	—	50,600	$7.77	5,000	$8.14
Exercised	—	—	(48,765)	$4.92	—	—
Canceled	(68,540)	$13.04	(54,021)	$5.68	—	—
Outstanding July 25, 2003	44,400	$10.01	338,264	$5.14	27,834	$7.67

The following table summarizes information about stock options outstanding at July 25, 2003:

	Options Outstanding
Range of Exercise Prices	Shares Outstanding at July 25, 2003	Weighted Average Remaining Contractual Life	Weighted Average Option Price	Options Exercisable
				Shares Exercisable at July 25, 2003	Weighted Average Option Price
$4.00 to 6.00	280,723	6.0	$4.45	154,676	$4.50
$6.01 to 8.00	43,600	9.2	$7.60	10,250	$7.57
$8.01 to 10.00	81,775	2.9	$9.42	81,775	$9.42
$10.01 to 12.00	4,400	2.0	$10.13	3,520	$10.13

The following table summarizes the assumptions used in determining the value of stock options.

	2003	2002	2001

Risk-free interest rate	3.47%	5.14%	5.24%
Expected volatility of stock	46.4%	42.6%	88.2%
Dividend yield	2.96%	1.66%	0.00%
Expected life of options	7 years	7 years	7 years

Pro forma information regarding net income and earnings per share is required by SFAS No. 148.  This information is presented as if the Company had accounted for all stock-based awards under the fair value method:

	2003	2002	2001

Net income, as reported	$1,275	$2,434	$2,817
Less: Stock-based compensation determined under the fair value based method, net of income tax (tax benefit):	(174)	(255)	(337)
Add: Stock-based compensation expense included in reported net income, net of income tax:	91	276	—

Pro forma net income	$1,192	$2,455	$2,480

Earnings per share:
Basic-as reported	$0.22	$0.43	$0.50
Basic-pro forma	$0.21	$0.43	$0.44

Diluted-as reported	$0.22	$0.41	$0.49
Diluted-pro forma	$0.20	$0.42	$0.43

Note L. Retirement Plan.

The Company has a defined contribution retirement plan covering Isco, Inc. employees who satisfy age and service requirements.  The Company makes annual discretionary profit sharing contributions to the plan.  Company contributions to the plan are limited to 15% of aggregate compensation of the participants.  The Company’s profit sharing contributions approximated $0, $70,000, and $303,000 for the fiscal years 2003, 2002, and 2001, respectively.

Within the plan is a 401(k) salary reduction feature.  The Company currently matches the reduction, up to 5% of the employees’ compensation, with a 50% matching contribution.   During fiscal years 2003, 2002, and 2001, the Company made matching contributions of approximately $333,000, $304,000, and $166,000, respectively.

Note M. Supplemental Cash Flow Information.

During fiscal years 2003, 2002, and 2001, the Company made income tax payments of approximately $666,000, $27,000, and $17,000, respectively.

During fiscal years 2003, 2002, and 2001, the Company made interest payments of $230,000, $278,000, and $358,000, respectively.

Note N. Geographic and Product Group Sales and Geographic Long-lived Assets.

Net Sales:	2003	2002	2001
United States	$44,283	$43,261	$41,896
Europe	8,845	8,332	8,651
Asia	4,945	4,708	3,355
Other	2,808	2,898	2,944
	$60,881	$59,199	$56,846

Net Sales:	2003	2002	2001
Sampler product line	$19,642	$18,801	$21,836
Flow Meter product line	11,910	12,415	10,996
Chromatography product line	15,234	14,158	11,073
Other *	14,095	13,825	12,941
	$60,881	$59,199	$56,846

* Other includes other product line revenues, service revenues, and freight billings.

Long-lived Assets:	2003	2002
United States	$17,982	$18,718
Europe	113	119
	$18,095	$18,837

Note O. Earnings Per Share.

The following table provides a reconciliation between basic and diluted earnings per share:

Computation of earnings per share

	2003	2002	2001
Net income for both basic and diluted earnings per share	$1,275	$2,434	$2,817

Weighted average outstanding shares for basic earning per share	5,696	5,665	5,647
Effect of diluted earnings per share:
Common stock equivalents and dilutive stock options	167	223	155

Shares outstanding for diluted earnings per share	5,863	5,888	5,802

Earnings per share:
Basic	$0.22	$0.43	$0.50
Diluted	$0.22	$0.41	$0.49

Options and other common stock equivalents to purchase 124,775 shares, 112,940 shares, and 164,538 shares of common stock were outstanding during the periods ended July 25, 2003, July 26, 2002, and July 27, 2001, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common stock and, therefore, their effect would be anti-dilutive.

Note P. Commitments and Contingencies.

Legal Proceedings.  On August 8, 2003, we reached a settlement with Cornell Research Foundation, Inc. (“Cornell”) related to Isco’s patent license agreement.  We retained an exclusive patent license agreement as limited by the earlier decision reached by an arbitration panel regarding fields of use and column sizes.  In addition, we have obtained a non-exclusive patent license agreement which covers additional fields of use and column sizes for liquid chromatography use.  As a result of this settlement, all parties have agreed to drop all legal actions.

In the normal course of business, the Company is involved in various other legal actions.  It is management’s opinion that none of these legal actions will materially affect the financial position or results of operations of the Company.

Commitments.  AFTCO has a $1,000,000 line of credit commitment from the Company’s primary commercial bank which expires January 31, 2004.  The Company is the guarantor of this line.

Isco has commitments under long-term operating leases for building space and equipment, many of which contain renewal options.   Rent expense incurred on operating leases for fiscal years 2003, 2002, and 2001 was $242,000, $311,000, and $296,000, respectively.   Future minimum rentals on operating leases with non-cancelable lease terms at July 25, 2003 aggregate $321,000 and are payable by fiscal years as follows: 2004, $251,000; 2005, $67,000; and 2006, $3,000.  Isco, Inc., via Isco Holdings, Inc., continues to lease the facilities that were used for a former subsidiary’s operation.   This facility was vacated in June 2003 and Isco Holdings, Inc. entered into a termination agreement with the landlord, resulting in additional operating lease expenses of approximately $90,000 which were recognized in selling, general and administrative expenses during the year ended July 25, 2003.

Note Q. Involuntary Terminations.

During the year reorganization activities took place resulting in the elimination of 16 operating staff positions.  In connection with the involuntary terminations, severance and related costs of approximately $0.6 million were recorded during the year ended July 25, 2003.  These costs are included in selling, general and administrative expenses and accrued expenses in the consolidated financial statements.  The accrued severance costs remaining at the end of fiscal year 2003 were approximately $0.1 million.

Statements of Operations by Quarter. (unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2003	2002	2003	2002	2003	2002	2003	2002
Net sales	$15,494	$15,426	$14,262	$14,540	$15,057	$14,139	$16,068	$15,094
Cost of sales	6,945	7,187	6,745	7,220	7,358	6,865	7,349	7,030
	8,549	8,239	7,517	7,320	7,699	7,274	8,719	8,064
Expenses:
Selling, general and administrative	6,403	5,381	6,134	5,523	5,975	5,568	6,045	6,024
Research and engineering	1,665	1,376	1,570	1,237	1,602	1,460	1,593	1,535
	8,068	6,757	7,704	6,760	7,577	7,028	7,638	7,559

Income (loss) from operations	481	1,482	(187)	560	122	246	1,081	505

Other income (expense):
Investment income	169	179	163	174	108	171	80	152
Interest expense	(59)	(78)	(68)	(72)	(52)	(65)	(51)	(63)
Other, net	53	(63)	33	(16)	50	158	(84)	(50)
	163	38	128	86	106	264	(55)	39
Income (loss) before income taxes	644	1,520	(59)	646	228	510	1,026	544
Provision for income taxes (tax benefit)	213	490	(49)	285	6	203	394	(192)
Net income (loss)	$431	$1,030	$(10)	$361	$222	$307	$632	$736

Basic earnings (loss) per share	$0.08	$0.18	$(0.00)	$0.06	$0.04	$0.05	$0.11	$0.13

Diluted earnings (loss) per share	$0.07	$0.18	$(0.00)	$0.06	$0.04	$0.05	$0.11	$0.12

Weighted average basic shares outstanding	5,673	5,656	5,673	5,664	5,704	5,667	5,726	5,671

Weighted average diluted shares outstanding	5,926	5,841	5,673	5,904	5,843	5,929	5,889	5,912

Quarterly per share amounts may not add to annual total due to rounding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

As required by Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer.  Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Control.

There are no significant changes in the Company’s internal controls or, to the Company’s knowledge, in other factors that could significantly affect such internal controls subsequent to the date of the Company’s evaluation of its internal controls.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Incorporated by reference from the Isco, Inc., Proxy Statement for Annual Meeting of Shareholders to be held December 11, 2003, under the captions ELECTION OF DIRECTORS, LIST OF CURRENT EXECUTIVE OFFICERS OF THE COMPANY, and ADDITIONAL INFORMATION - Compliance with Section 16(a) of the Securities Exchange Act of 1934.

The Company has adopted a Code of Ethics as required by the Sarbanes-Oxley Act of 2002.  A copy of the Code of Ethics can be acquired by contacting the Corporate Secretary or the Chief Financial Officer of the Company at the principal offices.

Item 11. Executive Compensation.

Incorporated by reference from the Isco, Inc., Proxy Statement for Annual Meeting of Shareholders to be held December 11, 2003, under the caption EXECUTIVE COMPENSATION.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Incorporated by reference from the Isco, Inc., Proxy Statement for Annual Meeting of Shareholders to be held December 11, 2003, under the captions GENERAL and ELECTION OF DIRECTORS.

The following equity compensation information is not incorporated by reference from the Isco, Inc., Proxy Statement for Annual Meeting of Shareholders to be held December 11, 2003.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	410,498	$5.84	158,639
Equity compensation plans not approved by security holders	0	$0.00	0
Total	410,498	$5.84	158,639

Note:  The data provided in the above table includes all stock options granted, exercised, or having the potential of being exercised by the executives under the 2001 through 2005 Executive Incentive Compensation Plan.

Item 13. Certain Relationships and Related Transactions.

None.

Item 14. Principal Accounting Fees and Services.

Incorporated by reference from the Isco, Inc. Proxy Statement for Annual Meeting of Shareholders to be held December 11, 2003, under the caption PRINCIPAL ACCOUNTING FEES AND SERVICES.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

a.	The following documents are filed as a part of this report:

	1.	Financial Statements:

Independent Auditors’ Report

Consolidated Statements of Operations for fiscal years ended July 25, 2003, July 26, 2002, and July 27, 2001

Consolidated Balance Sheets at July 25, 2003 and July 26, 2002

Consolidated Statements of Shareholders’ Equity for fiscal years ended July 25, 2003, July 26, 2002, and July 27, 2001

Consolidated Statements of Cash Flows for fiscal years ended July 25, 2003, July 26, 2002, and July 27, 2001

Notes to Consolidated Financial Statements

Financial statements of the Registrant’s subsidiaries are omitted because the Registrant is, primarily, an operating company and the subsidiaries are wholly owned.

	2.	Schedules:

Schedules other than those listed above are omitted for the reason that they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.

b.	Reports on Form 8-K filed for the three months ended July 25, 2003:

1.

Reports on Form 8-K:  The Company furnished a Current Report on Form 8-K dated November 7, 2003, announcing earnings for the fiscal year ended July 25, 2003 and attaching a press release related thereto.

c.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K):

	(3)	(i) Articles of Incorporation as amended and restated through July 26, 1985 [Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, File No. 2-99303 (the “Form S-1”)]

(ii) By-laws as amended through July 1, 2003

	(10)	Material contracts:

(iii) (a) 1985 Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.1 (ii) of the Form S-1)

(b) Directors’ Deferred Compensation Plan (Incorporated by reference to Registration Statement of Form S-8, File No. 333-00421)

(c) 1996 Stock Option Plan (Incorporated by reference to Registration Statement of Form S-8, File No. 333-16637)

(d) 1996 Outside Directors’ Stock Option Plan (Incorporated by reference to Registration Statement of Form S-8, File No. 333-16637)

	(21)	List of Isco’s Subsidiaries:

Isco, Ltd. (organized under the laws of Barbados)

Isco Holdings, Inc. (formerly Geomation, Inc.) (incorporated in Nebraska)

STIP-Isco GmbH (organized under the laws of Germany)

	(23)	Independent Auditors’ Consent

	(31.1)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Robert W. Allington, Chief Executive Officer

	(31.2)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Vicki L. Benne, Chief Financial Officer

	(32.1)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Robert W. Allington, Chief Executive Officer

	(32.2)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Vicki L. Benne, Chief Financial Officer

	(99.1)	Plan Year 2003 Financial Statements of the Isco, Inc. Retirement Plu$Plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISCO, INC.

By:	/s/	Robert W. Allington	By:	/s/	Vicki L. Benne
		Robert W. Allington,			Vicki L. Benne,
		Chief Executive Officer and Director			Chief Financial Officer & Treasurer

Date: November 6, 2003			Date: November 6, 2003

By:	/s/	Douglas M. Grant	By:	/s/	Donald E. Wademan
		Douglas M. Grant,			Donald E. Wademan, Controller
President, Chief Operating Officer and Director

Date: November 6, 2003			Date: November 6, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/	Dale L. Young	By:	/s/	James L. Linderholm
		Dale L. Young, Director			James L. Linderholm, Director

Date: November 6, 2003			Date: November 6, 2003

By:	/s/	James L. Carrier	By:	/s/	Harvey S. Perlman
		James L. Carrier, Director			Harvey S. Perlman, Director

Date: November 6, 2003			Date: November 6, 2003

By:	/s/	Ronald K. Jester
Ronald K. Jester, Secretary and Director

Date: November 6, 2003