Form 10-Q
period 2003-10-24
ISCO INC
filed 2003-12-05
CIK 773730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 24, 2003

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 21, 2003.

Common Stock, $0.10 par value	5,730,538
Class	Number of Shares

ISCO, INC. AND SUBSIDIARIES

ISCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(Amounts in thousands, except per share data)

	Three months ended
	Oct 24 2003	Oct 25 2002

Net sales	$17,114	$15,494
Cost of sales	8,660	6,945
	8,454	8,549
Operating expenses:
Selling, general, & administrative	6,187	6,403
Research and engineering	1,615	1,665
	7,802	8,068

Income from operations	652	481

Other income (expense):
Investment income	177	169
Interest expense	(43)	(59)
Other, net	65	53
	199	163

Income before income taxes	851	644

Provision for income taxes	240	213

Net income	$611	$431

Basic earnings per share	$0.11	$0.08

Diluted earnings per share	$0.10	$0.07

Dividends declared per share	$0.06	$0.06

Weighted average number of shares outstanding-basic	5,728	5,673

Additional shares assuming exercise of common stock equivalents and dilutive stock options	171	253

Weighted average number of shares outstanding-diluted	5,899	5,926

The accompanying notes are an integral part of the condensed consolidated financial statements.

ISCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Columnar amounts in thousands)

	Oct 24 2003	Jul 25 2003

Assets
Current assets:
Cash and cash equivalents	$1,823	$5,383
Short-term investments	3,621	4,629
Accounts receivable - trade, net of allowance for doubtful accounts of $122,000 and $121,000	9,669	10,590
Inventories (Notes 2 and 3)	8,770	9,489
Refundable income taxes	—	303
Deferred income taxes	994	812
Other current assets	601	417

Total current assets	25,478	31,623

Property and equipment, net of accumulated depreciation of $18,310,000 and $17,656,000	13,291	13,768
Long-term investments	11,287	4,717
Other assets (Note 4)	4,310	4,327

Total assets	$54,366	$54,435

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,443	$1,222
Accrued expenses	3,021	3,698
Income taxes payable	181	—
Short-term borrowing	2,277	2,113
Current portion of long-term debt	217	503

Total current liabilities	7,139	7,536

Deferred income taxes	522	532
Long-term debt, less current portion	587	584

Commitments and contingencies

Shareholders’ equity
Preferred stock, $.10 par value, authorized 5,000,000 shares; issued none	—	—
Common stock, $.10 par value, authorized 15,000,000 shares; issued and outstanding 5,729,038 and 5,727,838	573	573
Additional paid-in capital	38,842	38,765
Retained earnings	6,776	6,509
Accumulated other comprehensive loss (Note 5)	(73)	(64)

Total shareholders’ equity	46,118	45,783

Total liabilities and shareholders’ equity	$54,366	$54,435

The accompanying notes are an integral part of the condensed consolidated financial statements.

ISCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Columnar amounts in thousands)

	Three Months Ended
	Oct 24 2003	Oct 25 2002
Cash flows from operating activities:
Net income	$611	$431
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	591	628
Stock-based compensation	73	49
Deferred income taxes	(199)	47
Loss on asset impairment	153	—
Gain on sale of property and equipment	(124)	(125)
Provision for doubtful accounts	22	13
Undistributed (income) losses of AFTCO	10	(18)
Change in operating assets and liabilities:
Accounts receivable-trade	916	(369)
Inventories	738	(46)
Refundable income taxes	303	(65)
Other current assets	(184)	(301)
Accounts payable	189	123
Accrued expenses	(680)	(346)
Income taxes payable	181	(176)
Other	(26)	(83)
Total adjustments	1,963	(669)
Cash flows from operating activities	2,574	(238)

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	2,500	2,750
Proceeds from maturity of held-to-maturity securities	—	2,130
Purchase of held-to-maturity securities	—	(497)
Purchase of available-for-sale securities	(8,042)	(2,264)
Proceeds from sale of property and equipment	194	174
Purchase of property and equipment	(307)	(446)
Other	—	22
Cash flows from investing activities	(5,655)	1,869

Cash flows from financing activities:
Cash dividends paid	(344)	(341)
Net change in short-term borrowings	148	(237)
Repayment of long-term debt	(288)	(269)
Issuance of common stock and exercise of stock options	5	7
Cash flows from financing activities	(479)	(840)

Cash and cash equivalents:
Net increase (decrease)	(3,560)	791
Balance at beginning of period	5,383	633
Balance at end of year	$1,823	$1,424

See Note 7 for supplemental cash flow information.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ISCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 24, 2003

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

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended July 25, 2003.

Note 2:  Inventories are valued at the lower of cost or market, principally on the last-in, first-out (LIFO) basis.  The composition of inventories was as follows:

	Oct 24, 2003	July 25, 2003
Raw Materials	$3,358	$3,526
Work-in-process	2,986	2,951
Finished goods	2,426	3,012
	$8,770	$9,489

Had inventories been valued on the first-in, first-out (FIFO) basis, they would have been approximately $2,343,000 and $2,303,000 higher than reported on the LIFO basis at October 24, 2003 and July 25, 2003, respectively.

Note 3:  During the three months ended October 24, 2003, the Company established a $714,000 reserve against inventory associated with the supercritical fluid extraction (SFE) product line to reflect a lower of cost or market adjustment.  The reserve was reflected as a charge to cost of sales in the first quarter of fiscal 2004.  The reserve reflects information obtained which indicates the current value of the inventory will not be recoverable.  The Company is evaluating a number of alternatives with respect to the SFE product line.

In addition to the inventory reserve, the Company recognized an impairment of $153,000 related to property and equipment associated with the SFE product line.  This charge was included in selling, general, and administrative expenses for the first quarter of fiscal 2004.

Note 4:  Other assets were comprised of the following as of October 24, 2003 and July 25, 2003:

	Oct 24, 2003	Jul 25, 2003

Acquired intangible assets, net of accumulated amortization of $835,000 and $802,000	$851	$884
Investment in AFTCO	419	430
Cash value of life insurance	1,422	1,401
Notes receivable; due March 2008 - related party	1,000	1,000
Other	618	612
	$4,310	$4,327

Note 5:  Comprehensive income (loss), for the three month periods ended October 24, 2003 and October 25, 2002, was as follows:

	Three months ended
	Oct 24 2003	Oct 25 2002

Net income	$611	$431
Other comprehensive income (loss), net of income tax (tax benefit):
Foreign currency translation adjustment	(20)	5
Unrealized holding gains (losses) on available-for-sale securities	11	(1)

Comprehensive income	$602	$435

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

	Three months ended
	Oct 24 2003	Oct 25 2002

Net income, as reported	$611	$431
Less: Stock-based compensation determined under the fair value based method, net of income tax (tax benefit):	(44)	(64)
Add: Stock-based employee compensation expense included in reported net income, net of income tax (tax benefit):	48	26

Pro forma net income	$615	$393

Earnings per share:
Basic-As Reported	$0.11	$0.08
Basic-Pro forma	$0.11	$0.08

Diluted-As Reported	$0.10	$0.07
Diluted-Pro forma	$0.10	$0.07

Note 7:  Supplemental Cash Flow Information

The Company made income tax payments (received tax refunds) of ($45,000) and $385,000 during the three-month periods ended October 24, 2003 and October 25, 2002, respectively.

The Company made interest payments of $43,000 and $59,000 during the three-month periods ended October 24, 2003 and October 25, 2002, respectively.

Note 8:  New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Financial Interpretation No. 46 (FIN No. 46), Consolidation of Variable Interest Entities. A variable interest entity (“VIE”) is an entity whose equity investors do not have a controlling financial interest or do not have sufficient equity at risk such that the entity cannot finance its own activities. FIN No. 46 provides that VIEs shall be consolidated by the entity deemed to be the primary beneficiary of the VIE. FIN No. 46 is immediately effective for VIEs created after January 31, 2003. For VIEs created prior to February 1, 2003, FIN No. 46 is effective for the Company in the second quarter of fiscal 2004. The Company does not anticipate any impact from the adoption of FIN No. 46.

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

	Three months ended
	Oct 24 2003	Oct 25 2002	Change
Net sales	100.0	100.0	10.5
Cost of sales	50.6	44.8	14.4
	49.4	55.2	7.2
Operating expenses:
Selling, general, & administrative	36.2	41.3	(4.8)
Research & engineering	9.4	10.7	(3.0)
	45.6	52.0	(4.4)
Income from operations	3.8	3.2	202.9

Other income (expense):
Investment income	1.0	1.1	4.7
Interest expense	(0.3)	(0.4)	(27.1)
Other, net	0.5	0.3	181.1
	1.2	1.0	73.6

Income before income taxes	5.0	4.2	170.2

Provision for income taxes	1.4	1.4	169.0

Net income	3.6	2.8	170.8

Net Sales Analysis and Review

Net sales of $17.1 million for the first quarter of fiscal 2004 were $1.6 million or 10.5 percent over first quarter fiscal 2003 net sales of $15.5 million.  While we achieved sales growth within all product lines and services, with the exception of syringe pumps, a substantial portion of the sales growth resulted from working off the larger than normal year end backlog.  Revenues related to our core products lines (wastewater samplers, flow meters, and liquid chromatography) were $13.8 million for the first quarter of fiscal 2004 compared with $12.0 million for the same period last year, an increase of 14.8 percent.  All three core product lines contributed to the year-over-year increase.  Revenues outside of our core product lines (including the product lines of process monitoring, syringe pumps, supercritical fluid extraction (SFE), along with revenues related to equipment repairs and billed freight) were $3.4 million for the current fiscal year compared with $3.5 million for the same period last year, a 4.4 percent decrease.  Revenues in all areas increased with the exception of syringe pumps which decreased compared to the prior year.

Domestic revenues for the first quarter of fiscal 2004 of $11.3 million were 3.9 percent below first quarter fiscal 2003 revenues of $11.8 million.  Domestic revenues related to our core product lines for the three months were down 1.6 percent from last year, with liquid chromatography and flow meter revenues accounting for the decrease, offset partially by an increase in sampler revenues.  Domestic revenues outside of our core product lines were down 15.7 percent compared with the same period last year.  This decline was driven by a decline in syringe pump revenues.

International revenues for the first quarter of fiscal 2004 of $5.8 million were 55.6 percent above first quarter fiscal 2003 revenues of $3.7 million.  First quarter revenues from our core product lines increased by 92.6 percent compared with last year’s first quarter.  All core product lines accounted for this revenue increase.  International revenues outside of our core product lines were up 8.6 percent, with process monitoring providing increased revenues while all other areas declined.

Net orders of $15.4 million were received during the first quarter of fiscal 2004, an increase of 2.0 percent from the first quarter of fiscal 2003.  The order backlog at October 24, 2003 was $6.0 million, down approximately 22 percent from the beginning of the fiscal year.

Net Income Analysis and Review

Net income for the first quarter of fiscal 2004 was $0.7 million, up approximately $0.2 million or 54 percent from the prior year.  While net sales increased by $1.6 million or approximately 10% in the first quarter as compared to the prior year, the gross margin declined by $0.1 million or from 55.2 percent in the first quarter of 2003 to 49.4 percent for the first quarter of fiscal 2004.  A significant portion of this margin decline resulted from a $0.7 million write down of inventory associated with the divestiture of our supercritical fluid extraction (SFE) product line.  This write down was recorded as a result of information obtained which indicated the carrying value of the inventory is not likely to be recoverable.  Excluding the effects of the inventory write down, our gross margin was 53.6 percent compared to 55.2 percent for the same period of last year. The change was due to shifts in sales mix in both product and geographic areas.  Operating expenses were reduced by nearly $0.3 million from the first quarter of fiscal year 2003.  The net result of the changes in gross margin and operating expenses was an increase in income from operations of $0.2 million or 36 percent for the first quarter of fiscal 2004 compared with the first quarter of fiscal 2003.

The decrease in operating expenses was driven by decreases in both sales, general and administrative (SG&A) expenses and engineering expenses.  The majority of the decrease was in SG&A, which decreased by approximately $0.2 million from the prior year.  The reductions in staffing which occurred in the latter half of fiscal year 2003, lower hiring expenses and reduced travel expenses all contributed to the SG&A expense decline.  In addition, expenses in the first quarter of fiscal 2003 were higher than normal historical patterns due to the timing of expenses and a non-recurring charge associated with the replacement of an international dealer.  Partially offsetting these SG&A expense reductions was our recognition of an impairment of $0.15 million related to property and equipment associated with the SFE product line.  Engineering expenses decreased by $0.1 million as a result of timing of certain product development activities.

Other income increased by $36,000, for the first quarter of fiscal 2004 compared with the same period of last year. This improvement was driven by increases in investment and other income and a decrease in interest expense. Our effective income tax rate for the first quarter of fiscal 2004 was 28.2 percent compared with an effective income tax rate for the same period last year of 33.1 percent.  This decrease resulted from the lower effective tax rates associated with foreign sourced income.

Financial Condition and Liquidity

Our overall cash and investments increased to $16.7 million at October 24, 2003 from $14.7 million at the end of fiscal year 2003, an increase of $2.0 million.  Operating activities generated $2.6 million of cash during the first quarter of fiscal 2004 compared with utilizing $0.2 million during the same period last year.  The major factor in the increase was the change in operating assets and liabilities that resulted in a net increase of approximately $2.7 million in operating cash flow, primarily driven by reductions in accounts receivable and inventory.

We invested the cash available at the beginning of the year, provided from operations and generated from maturities of investments of $2.5 million, into long-term and short-term investments of $8.0 million.  We utilized the remaining cash available to purchase a net of $0.1 million in equipment, used cash of $0.3 million for the repayment of long and short term bank obligations and used $0.3 million for dividends.  Our net cash and cash equivalents position decreased by $3.6 million for the first quarter of fiscal 2004 compared to a net increase of $0.8 million in the first quarter of fiscal 2003.

At October 24, 2003, we had working capital of $18.3 million and a current ratio of 3.6:1.  At period-end, our total long-term debt was $0.8 million with $0.2 million payable within the next year.  In addition, we had lines of credit with various banks totaling $7.0 million of which approximately $4.5 million was available for future business needs.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Financial Interpretation No. 46 (FIN No. 46), Consolidation of Variable Interest Entities. A variable interest entity (“VIE”) is an entity whose equity investors do not have a controlling financial interest or do not have sufficient equity at risk such that the entity cannot finance its own activities. FIN No. 46 provides that VIEs shall be consolidated by the entity deemed to be the primary beneficiary of the VIE. FIN No. 46 is immediately effective for VIEs created after January 31, 2003. For VIEs created prior to February 1, 2003, FIN No. 46 is effective for the Company in the second quarter of fiscal 2004. The Company does not anticipate any impact from the adoption of FIN No. 46.

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

Factors Affecting Future Results

As we stated in our fiscal 2003 Form 10-K, we made the decision to divest the supercritical fluid extraction (SFE) product line and expected to complete the divestiture within fiscal 2004.  During the first quarter of fiscal 2004 we continued to actively review various alternatives. Based on information currently available, we recorded non-cash charges of approximately $0.9 million associated with inventory and property during the first quarter of fiscal 2004.  We anticipate that a final decision regarding the method of divesture will be reached during the next fiscal quarter.

Market Risk

Interest rate risk and currency exchange risks are the primary market risks to which we are exposed.  We do not use derivative financial or commodity instruments.  Our other financial instruments include cash and cash equivalents, investments, accounts and notes receivable, accounts and notes payable and long-term debt.  Our cash and cash equivalents, investments, accounts and notes receivable, and accounts and notes payable balances are generally short-term in nature and do not expose our company to material market risk.  At October 24, 2003, we had approximately $0.8 million of fixed rate debt.   In addition, we had $7.0 million of variable rate credit facilities, of which approximately $2.3 million was outstanding under these credit facilities.  We do not believe that changes in interest rates on the debt and credit facilities would have a material effect on our results of operations, given our current obligations under these debt and credit facilities.

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

There have been no material changes during the first quarter of fiscal 2004 with respect to the Company’s contractual obligations.  Details of the Company’s contractual obligations can be found in the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of the Company’s fiscal 2003 Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits:
		(31.1)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Robert W. Allington, Chief Executive Officer

		(31.2)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Vicki L. Benne, Chief Financial Officer

		(32.1)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Robert W. Allington, Chief Executive Officer

		(32.2)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Vicki L. Benne, Chief Financial Officer

(b)

Reports on Form 8-K:  The Company furnished a Current Report on Form 8-K dated December 4, 2003, announcing earnings for the quarter ended October 24, 2003 and attaching a press release related thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISCO, INC.

Date: December 5, 2003	BY	/s/ Robert W. Allington
Robert W. Allington
Chairman and Chief Executive Officer

Date: December 5, 2003	BY	/s/ Vicki L. Benne
Vicki L. Benne
Chief Financial Officer and Treasurer