Form 10-Q
period 2004-01-23
ISCO INC
filed 2004-03-05
CIK 773730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 23, 2004

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

Yes  ☒  No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of February 20, 2004.

Common Stock, $0.10 par value	5,736,338
Class	Number of Shares

ISCO, INC. AND SUBSIDIARIES

ISCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three months ended		Six months ended
	Jan 23 2004	Jan 24 2003	Jan 23 2004	Jan 24 2003

Net sales	$17,426	$14,262	$34,540	$29,756
Cost of sales	7,733	6,745	16,393	13,690
	9,693	7,517	18,147	16,066
Operating expenses:
Selling, general and administrative	5,780	6,134	11,967	12,537
Research and engineering	1,740	1,570	3,355	3,235
	7,520	7,704	15,322	15,772

Income (loss) from operations	2,173	(187)	2,825	294

Other income (expense):
Investment income	143	163	320	332
Interest expense	(37)	(68)	(80)	(127)
Other, net	36	33	101	86
	142	128	341	291

Income (loss) before income taxes	2,315	(59)	3,166	585

Provision for (benefit from) income taxes	784	(49)	1,024	164

Net income (loss)	$1,531	$(10)	$2,142	$421

Basic earnings (loss) per share	$0.27	$—	$0.37	$0.07

Diluted earnings (loss) per share	$0.26	$—	$0.36	$0.07

Cash dividends per share	$0.06	$0.06	$0.12	$0.12

Weighted average number of shares outstanding-basic	5,732	5,673	5,730	5,673

Additional shares assuming exercise of common stock equivalents and dilutive stock options	183	—	170	218

Weighted average number of shares outstanding-diluted	5,915	5,673	5,900	5,891

The accompanying notes are an integral part of the condensed consolidated financial statements.

ISCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Columnar amounts in thousands)

	Jan 23 2004	Jul 25 2003

Assets
Current assets:
Cash and cash equivalents	$1,600	$5,383
Short-term investments	1,820	4,629
Accounts receivable - trade, net of allowance for doubtful accounts of $129,000 and $121,000	10,012	10,590
Inventories (Notes 2 and 3)	8,702	9,489
Refundable income taxes	—	303
Deferred income taxes	870	812
Other current assets	543	417

Total current assets	23,547	31,623

Property and equipment, net of accumulated depreciation of $18,844,000 and $17,656,000	13,020	13,768
Long-term investments	15,530	4,717
Other assets (Note 4)	4,350	4,327

Total assets	$56,447	$54,435

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,545	$1,222
Accrued expenses	3,527	3,698
Income taxes payable	414	—
Short-term borrowing	2,203	2,113
Current portion of long-term debt	32	503

Total current liabilities	7,721	7,536

Deferred income taxes	660	532
Long-term debt, less current portion	637	584

Commitments and contingencies

Shareholders’ equity
Preferred stock, $.10 par value, authorized 5,000,000 shares; issued none	—	—
Common stock, $.10 par value, authorized 15,000,000 shares; issued and outstanding 5,733,338 and 5,727,838	573	573
Additional paid-in capital	38,932	38,765
Retained earnings	7,963	6,509
Accumulated other comprehensive loss (Note 5)	(39)	(64)

Total shareholders’ equity	47,429	45,783

Total liabilities and shareholders’ equity	$56,447	$54,435

The accompanying notes are an integral part of the condensed consolidated financial statements.

ISCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Columnar amounts in thousands)

	Six Months Ended
	Jan 23 2004	Jan 24 2003
Cash flows from operating activities:
Net income	$2,142	$421
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	1,147	1,246
Stock-based compensation	145	95
Deferred income taxes	48	70
Loss on asset impairment	153	—
Gain on sale of property and equipment	(227)	(247)
Provision for doubtful accounts	29	1
Undistributed (income) losses of AFTCO	10	(4)
Change in operating assets and liabilities:
Accounts receivable-trade	662	1,051
Inventories	961	(540)
Refundable income taxes	303	(545)
Other current assets	(121)	(170)
Accounts payable	286	(341)
Accrued expenses	(206)	160
Income taxes payable	414	(176)
Other	(105)	(116)
Total adjustments	3,499	484
Cash flows from operating activities	5,641	905

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	5,550	4,550
Proceeds from maturity of held-to-maturity securities	—	2,630
Purchase of held-to-maturity securities	—	(497)
Purchase of available-for-sale securities	(13,493)	(4,326)
Proceeds from sale of property and equipment	349	331
Purchase of property and equipment	(604)	(1,107)
Other	6	(24)
Cash flows from investing activities	(8,192)	1,557

Cash flows from financing activities:
Cash dividends paid	(688)	(682)
Net change in short-term borrowings	(92)	(108)
Repayment of long-term debt	(475)	(543)
Issuance of common stock and exercise of stock options	23	20
Cash flows from financing activities	(1,232)	(1,313)

Cash and cash equivalents:
Net increase (decrease)	(3,783)	1,149
Balance at beginning of year	5,383	633
Balance at end of period	$1,600	$1,782

See Note 7 for supplemental cash flow information.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ISCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 23, 2004

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

Note 2:  Inventories are valued at the lower of cost or market, principally on the last-in, first-out (LIFO) basis.  The composition of inventories was as follows:

	Jan 23, 2004	July 25, 2003
Raw Materials	$3,317	$3,526
Work-in-process	3,004	2,951
Finished goods	2,381	3,012
	$8,702	$9,489

Had inventories been valued on the first-in, first-out (FIFO) basis, they would have been approximately $2,319,000 and $2,303,000 higher than reported on the LIFO basis at January 23, 2004 and July 25, 2003, respectively.

Note 3:  During the six month period ended January 23, 2004, the Company established a $605,000 reserve against inventory associated with the supercritical fluid extraction (SFE) product line to reflect a lower of cost or market adjustment.  The reserve was reflected as a charge to cost of sales in the first half of fiscal 2004.  The reserve reflects information obtained which indicates the current value of the inventory will not be recoverable.  During the second quarter of fiscal 2004 the Company communicated to its distribution channel its intent to divest this product line within the next fiscal quarter either via a sale of assets or a shutdown of operations.

In addition to the inventory reserve, the Company recognized an impairment of $153,000 related to property and equipment associated with the SFE product line.  This charge was included in selling, general, and administrative expenses for the six month period ended January 23, 2004.

Note 4:  Other assets were comprised of the following as of January 23, 2004 and July 25, 2003:

	Jan 23, 2004	Jul 25, 2003

Acquired intangible assets, net of accumulated amortization of $867,000 and $802,000	$819	$884
Investment in AFTCO	419	430
Cash value of life insurance	1,436	1,401
Notes receivable; due March 2008 - related party	1,000	1,000
Other	676	612
	$4,350	$4,327

Note 5:  Comprehensive income (loss), for the three month and six month periods ended January 23, 2004 and January 24, 2003, was as follows:

	Three months ended		Six months ended
	Jan 23 2004	Jan 24 2003	Jan 23 2004	Jan 24 2003

Net income (loss)	$1,531	$(10)	$2,142	$421
Other comprehensive income (loss), net of income tax (tax benefit):
Foreign currency translation adjustment	6	(39)	(14)	(34)
Unrealized holding gains (losses) on available-for-sale securities	28	(9)	39	(10)

Comprehensive income (loss)	$1,565	$(58)	$2,167	$377

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

	Three months ended		Six months ended
	Jan 23 2004	Jan 24 2003	Jan 23 2004	Jan 24 2003

Net income (los), as reported	$1,531	$(10)	$2,142	$421
Less: Stock-based compensation determined under the fair value based method, net of income tax (tax benefit):	(76)	(42)	(145)	(129)
Add: Stock-based employee compensation expense included in reported net income, net of income tax (tax benefit):	72	46	145	95

Pro forma net income (loss)	$1,527	$(6)	$2,142	$387

Earnings per share:
Basic-As Reported	$0.27	$—	$0.37	$0.07
Basic-Pro forma	$0.27	$—	$0.37	$0.07

Diluted-As Reported	$0.26	$—	$0.36	$0.07
Diluted-Pro forma	$0.26	$—	$0.36	$0.07

Note 7:  Supplemental Cash Flow Information

The Company made income tax payments of $259,000 and $789,000 during the six-month periods ended January 23, 2004 and January 24, 2003, respectively.

The Company made interest payments of $80,000 and $127,000 during the six-month periods ended January 23, 2004 and January 24, 2003, respectively.

Note 8:  New Accounting Pronouncements

In January and December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (FIN 46) and No. 46, revised (FIN 46R), “Consolidation of Variable Interest Entities”. These statements, which address the accounting for entities commonly known as special-purpose or off-balance-sheet, require consolidation of certain interests or arrangements by virtue of holding a controlling financial interest in such entities. Certain provisions of FIN 46R related to interests in special purpose entities were applicable for the period ended December 31, 2003. The Company must apply FIN 46R to its interests subject to the interpretation as of the first annual period ending after March 15, 2004. Adoption of this new method of accounting for variable interest entities did not and is not expected to have a material impact on the Company‘s consolidated financial position, results of operations or cash flows.

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

	Three months ended			Six months ended
	Jan 23 2004	Jan 24 2003	Change	Jan 23 2004	Jan 24 2003	Change
Net sales	100.0	100.0	22.2	100.0	100.0	16.1
Cost of sales	44.4	47.3	14.6	47.5	46.0	19.7
	55.6	52.7	28.9	52.5	54.0	13.0
Operating expenses:
Selling, general, & administrative	33.1	43.0	(5.8)	34.6	42.1	(4.5)
Research & engineering	10.0	11.0	10.8	9.7	10.9	3.7
	43.1	54.0	(2.4)	44.3	53.0	(2.9)

Income (loss) from operations	12.5	(1.3)	—	8.2	1.0	860.9

Other income (expense):
Investment income	0.8	1.1	(12.3)	0.9	1.1	(3.6)
Interest expense	(0.2)	(0.5)	(45.6)	(0.2)	(0.4)	(37.0)
Other, net	0.2	0.3	9.1	0.3	0.3	17.4
	0.8	0.9	10.9	1.0	1.0	17.2

Income (loss) before income taxes	13.3	(0.4)	—	9.2	2.0	441.2

Provision for (benefit from) income taxes	4.5	(0.3)	—	3.0	0.6	524.4

Net income (loss)	8.8	(0.1)	—	6.2	1.4	408.8

Net Sales Analysis and Review

Sales for the three-month period were $17.4 million which was $3.2 million or 22 percent higher than the prior year period and sales for the six-month period were $34.5 million which was $4.8 million or 16 percent higher than the prior year.  The six-month improvement included the benefit of $2.0 million in shipments from our higher than normal year-end backlog.

Core products sales (wastewater samplers, flow meters, and liquid chromatography products) of $13.1 million for the quarter and $26.8 million for the six-month period, were up 19 and 17 percent, respectively, as compared to the same periods of last year.

The quarterly improvement was driven by increased U.S. sales of liquid chromatography products while the year-over-year improvement was due to increased global sales of both liquid chromatography and flow meter products.  We believe a portion of the strong liquid chromatography sales growth is due to released spending that was delayed by pharmaceutical companies in the later half of the previous fiscal year.

Sales of our non-core products (process monitoring, supercritical fluid extraction (SFE) and syringe pumps products) and services of $4.3 million for the quarter and $7.7 million for the six-month period were up 32 percent and 13 percent, respectively, compared to the same periods of last year.  While all product lines with the exception of syringe pumps contributed to the growth, sales of process monitoring products drove the majority of the growth.  The improvement in sales of process monitoring products was the result of both improved economic conditions and the acceptance of newly introduced products.

U.S. sales for the three months and six months were up 16 percent and 6 percent, respectively.  U.S. sales of our core products for the quarter and six-month periods increased 17 and 7 percent, respectively, over the comparable periods of fiscal 2003.  Sales of liquid chromatography products drove both the three and six month improvements. U.S. sales of our non-core products and services for the three-month period increased by 13 percent and decreased by 3 percent for the six-month comparison.  Increases in process monitoring product sales and services accounted for the increase in the quarter, while the decrease for the six-month period was due to lower sales of syringe pumps offsetting the increase in sales of services.

International sales for the three months and six months increased 36 percent and 45 percent, respectively.  Sales of our core products for the same periods were up 27 percent and 57 percent, respectively, over last year.  All core products contributed fairly equally to sales increases for the quarter while liquid chromatography and flow meter product sales drove the six month improvement.  International sales of our non-core products and services for the three months and six months increased by 48 and 29 percent, respectively, in each period.  For the three-month period process monitoring and SFE products drove the increase while for the six-month period process monitoring drove the increase.

During the three months and six months, we received net orders of $17.1million and $32.5 million, respectively. Net orders received were up 22 percent and 12 percent compared to the same periods last year.  The order backlog at January 23, 2004 was $5.7 million, down approximately 26 percent from the beginning of the fiscal year.

Net Income Analysis and Review

Our net income for the second quarter and six months of fiscal 2004 was $1.5 million and $2.1 million, respectively, up approximately $1.5 million and $1.7 million, respectively from the prior year.  The improvement for both periods reported was due to increased income from operations. We generated income from operations of $2.2 million and $2.8 million, respectively, for the three months and six months ended January 24, 2003.  For the same periods last year, we incurred an operating loss of $0.2 million for the quarter and operating income of $0.3 million for the six-month period.

The improvement in income from operations was primarily driven by the additional gross margin dollars generated by increased sales.  Reduced selling, general and administrative (SG&A) expenses also contributed to the improvement Offsetting these improvements was the negative gross margin impact of a $0.6 million write down of inventory associated with the divestiture of our supercritical fluid extraction (SFE) product line which was recorded primarily in the first quarter of fiscal 2004.

Gross margins, as a percentage of sales, were 55.6 and 52.5 percent for the three and six month periods, respectively, compared with 52.7 and 54.0 percent for the same periods last year, and provided additional gross margin dollars of $2.2 million and $2.1 million, respectively.  Excluding the impact of the inventory write down, our gross margin for the six month period would have been 54.6%.  Positive shifts in the sales mix in both product and geographic areas and benefits from cost improvements drove the quarter and year-over-year improvements.

Operating expenses decreased by approximately $0.2 million for the quarter and $0.4 million for the six month period. The improvement was driven by reductions in SG&A expenses offset by an increase in engineering expense.  SG&A decreased by approximately $0.4 million and $0.6 million for the quarter and six month periods, respectively, over the prior year.  The quarter and year-to-date improvement included the benefit of one-time costs of $0.4 million in the prior year associated with the elimination of two officer positions and legal fees associated with SWIFT.  The three and six month results included the benefits of cost reductions from the operational improvements and the reduction in force which occurred in the later part of fiscal 2003.  These cost reductions helped to offset the increase in expense associated with increased profitability such as profit sharing and variable compensation programs and the $0.2 million impact from the write off of SFE property and equipment.  Engineering expenses increased for the quarter and six months by $0.2 and $0.1 million, respectively, due to our planned increased investment in SWIFT.

Other income increased by $14,000 and $50,000, for the three-month and six-month periods ended January 23, 2004, respectively, as compared to the same periods of the previous year.  This change resulted principally from lower interest expense due to the reduction in our outstanding fixed debt.

Our effective income tax rate for the three months and six months ended January 23, 2004 was 33.9 percent and 32.3 percent, respectively.  For the same periods last year our effective income tax rates were 83.1 percent and 28.0 percent, respectively.  The 83.1 percent effective rate for the second quarter of the prior year was due to the minimal absolute dollar amount of the pre-tax loss.  The low effective tax rates for both year’s quarterly results and the current year’s year-to-date result were associated with the benefit of reduced tax liabilities associated with foreign sourced income.

Financial Condition and Liquidity

Our overall cash and investments increased to $19.0 million at January 23, 2004 from $14.7 million at the end of fiscal year 2003, an increase of $4.3 million.  Operating activities generated $5.6 million of cash during the first half of fiscal 2004 compared with generating $0.9 million during the same period last year.  The major factor in the increase was the change in operating assets and liabilities that resulted in a net increase of approximately $2.9 million in operating cash flow, primarily driven by reductions in inventory and increases in taxes and accounts payable.

We invested the cash available at the beginning of the year, provided from operations and generated from maturities of investments of $5.6 million, into long-term and short-term investments of $13.5 million.  We utilized the remaining cash available to purchase a net of $0.3 million in equipment, used cash of $0.5 million for the repayment of long and short term bank obligations and used $0.7 million for dividends.  Our net cash and cash equivalents position decreased by $3.8 million for the first half of fiscal 2004 compared to a net increase of $1.1 million in the first half of fiscal 2003 due to the timing of purchasing and maturities of investments.

At January 23, 2004, we had working capital of $15.8 million and a current ratio of 3.0:1.  At period-end, our total long-term debt was $0.7 million with $32,000 payable within the next year.  In addition, we had lines of credit with various banks totaling $7.0 million of which approximately $4.5 million was available for future business needs.

New Accounting Pronouncements

In January and December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (FIN 46) and No. 46, revised (FIN 46R), “Consolidation of Variable Interest Entities”. These statements, which address the accounting for entities commonly known as special-purpose or off-balance-sheet, require consolidation of certain interests or arrangements by virtue of holding a controlling financial interest in such entities. Certain provisions of FIN 46R related to interests in special purpose entities were applicable for the period ended December 31, 2003. The Company must apply FIN 46R to its interests subject to the interpretation as of the first annual period ending after March 15, 2004. Adoption of this new method of accounting for variable interest entities did not and is not expected to have a material impact on the Company‘s consolidated financial position, results of operations or cash flows.

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

Stock-Based Compensation

We have elected to account for fixed award stock options and non-employee directors’ options under the provisions of APB No. 25 “Accounting for Stock Issued to Employees”.  As such, no compensation cost has been recorded in the financial statements relative to these options.  We utilize the Black-Scholes option pricing model to estimate the fair value of these options for disclosure purposes.

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

Factors Affecting Future Results

As we stated in our fiscal 2003 Form 10-K, we made the decision to divest the supercritical fluid extraction (SFE) product line and expected to complete the divestiture within fiscal 2004.  During the first and second quarter of fiscal 2004 we continued to actively review various alternatives. Based on the alternatives evaluated, we recorded non-cash charges of approximately $0.8 million associated with inventory and property during the first half of fiscal 2004.  During the second quarter of fiscal 2004 we communicated to our distribution channels our intent to divest this product line within the next fiscal quarter either via a sale of assets or a shutdown of operations.While we do not expect any material negative operational charge to impact our future performance based on either outcome although this decision will result in ceasing to accepting orders after March 2004 from our current customers.

Related to our operational performance, we are very pleased with our continued improved performance in both sales and operational income on a quarter over quarter basis and for the six-month period compared to the prior year.  While we expect to report sales and earnings above our fiscal 2003 level we remain cautious about our ability to sustain the first six-month performance for the remainder of the year.  Our operational expenses are expected to increase somewhat, and we are guarded about our ability to repeat the recent strong quarterly sales performance due to the influence on our sales of the continued pace of the global economic recovery.

Market Risk

Interest rate risk and currency exchange risks are the primary market risks to which we are exposed.  We do not use derivative financial or commodity instruments.  Our other financial instruments include cash and cash equivalents, investments, accounts and notes receivable, accounts and notes payable and long-term debt.  Our cash and cash equivalents, investments, accounts and notes receivable, and accounts and notes payable balances are generally short-term in nature and do not expose our company to material market risk.  At January 23, 2004, we had approximately $0.7 million of fixed rate debt.  In addition, we had $7.0 million of variable rate credit facilities, of which approximately $2.5 million was outstanding under these credit facilities.  We do not believe that changes in interest rates on the debt and credit facilities would have a material effect on our results of operations, given our current obligations under these debt and credit facilities.  We are exposed to the impact of interest rate and market price changes on our investments portfolio.  Due to the nature of these investments being held in high grade corporate or government bonds, we believe our overall exposure to market risk is low.

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

There have been no material changes during the first six months of fiscal 2004 with respect to the Company’s contractual obligations.  Details of the Company’s contractual obligations can be found in the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of the Company’s fiscal 2003 Annual Report on Form 10-K.

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

(b) Changes in Internal Control.

There were no significant changes in the Company’s internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4.                 Submission of Matters to a Vote of Security Holders

The 2003 Annual Meeting of Stockholders was held on December 11, 2003.  The three persons named below were elected as proposed in the proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, to serve as directors until the Company’s Annual Meeting of Stockholders in 2005.  There were 5,727,838 shares of the Company’s common stock entitled to vote at the Annual Meeting of Stockholders.  The voting regarding each nominee was as follows:

Nominee	Votes
	In Favor	Withheld
Robert W. Allington	5,235,588	46,385
James L. Linderholm	5,236,546	45,427
Dale L. Young	5,202,513	79,460

There were no other matters voted upon at the Annual Meeting.

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

(b)                                       Reports on Form 8-K:  The Company furnished a Current Report on Form 8-K dated March 4, 2004, announcing earnings for the quarter ended January 23, 2004 and attaching a press release related thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISCO, INC.

Date: March 5, 2004	BY	/s/ Robert W. Allington
Robert W. Allington
Chairman and Chief Executive Officer

Date: March 5, 2004	BY	/s/ Vicki L. Benne
Vicki L. Benne
Chief Financial Officer and Treasurer