Form 10-Q
period 2004-04-23
ISCO INC
filed 2004-06-04
CIK 773730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 23, 2004

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

Yes  ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 31, 2004.

Common Stock, $0.10 par value	5,781,946
Class	Number of Shares

ISCO, INC. AND SUBSIDIARIES

ISCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three months ended		Nine months ended
	Apr 23 2004	Apr 25 2003	Apr 23 2004	Apr 25 2003

Net sales	$18,093	$15,057	$52,633	$44,813
Cost of sales	7,965	7,358	24,358	21,048
	10,128	7,699	28,275	23,765
Operating expenses:
Selling, general and administrative	7,187	5,975	19,154	18,512
Research and engineering	1,661	1,602	5,016	4,837
	8,848	7,577	24,170	23,349

Income from operations	1,280	122	4,105	416

Other income (expense):
Investment income	127	108	447	440
Interest expense	(38)	(52)	(118)	(179)
Other, net	42	50	143	136
	131	106	472	397

Income before income taxes	1,411	228	4,577	813

Provision for income taxes	470	6	1,494	170

Net income	$941	$222	$3,083	$643

Basic earnings per share	$0.16	$0.04	$0.54	$0.11

Diluted earnings per share	$0.16	$0.04	$0.52	$0.11

Cash dividends per share	$0.06	$0.06	$0.18	$0.18

Weighted average number of shares outstanding-basic	5,739	5,704	5,733	5,686

Additional shares assuming exercise of common stock equivalents and dilutive stock options	180	139	166	158

Weighted average number of shares outstanding-diluted	5,919	5,843	5,899	5,844

The accompanying notes are an integral part of the condensed consolidated financial statements.

ISCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Columnar amounts in thousands)

	Apr 23 2004	Jul 25 2003

Assets
Current assets:
Cash and cash equivalents	$1,895	$5,383
Short-term investments	2,965	4,629
Accounts receivable - trade, net of allowance for doubtful accounts of $124,000 and $121,000	10,882	10,590
Inventories (Notes 2 and 3)	8,901	9,489
Refundable income taxes	—	303
Deferred income taxes	991	812
Other current assets	611	417

Total current assets	26,245	31,623

Property and equipment, net of accumulated depreciation of $19,228,000 and $17,656,000	12,972	13,768
Long-term investments	14,659	4,717
Other assets (Note 4)	4,367	4,327

Total assets	$58,243	$54,435

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,698	$1,222
Accrued expenses	3,700	3,698
Income taxes payable	980	—
Short-term borrowing	2,313	2,113
Current portion of long-term debt	32	503

Total current liabilities	8,723	7,536

Deferred income taxes	606	532
Long-term debt, less current portion	590	584

Commitments and contingencies

Shareholders’ equity
Preferred stock, $.10 par value, authorized 5,000,000 shares; issued none	—	—
Common stock, $.10 par value, authorized 15,000,000 shares; issued and outstanding 5,741,946 and 5,727,838	574	573
Additional paid-in capital	39,305	38,765
Retained earnings	8,559	6,509
Accumulated other comprehensive loss (Note 5)	(114)	(64)

Total shareholders’ equity	48,324	45,783

Total liabilities and shareholders’ equity	$58,243	$54,435

The accompanying notes are an integral part of the condensed consolidated financial statements.

ISCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Columnar amounts in thousands)

	Nine Months Ended
	Apr 23 2004	Apr 25 2003

Cash flows from operating activities:
Net income	$3,083	$643
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	1,681	1,875
Stock-based compensation	482	100
Deferred income taxes	(81)	(210)
Loss on asset impairment	153	—
Gain on sale of property and equipment	(284)	(310)
Provision for doubtful accounts	26	23
Undistributed (income) losses of AFTCO	(3)	18
Change in operating assets and liabilities:
Accounts receivable-trade	(227)	302
Inventories	701	(730)
Refundable income taxes	303	(204)
Other current assets	(186)	(165)
Accounts payable	434	314
Accrued expenses	(25)	(770)
Income taxes payable	980	(176)
Other	(142)	(392)
Total adjustments	3,812	(325)
Cash flows from operating activities	6,895	318

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	11,850	7,350
Proceeds from maturity of held-to-maturity securities	—	2,630
Purchase of held-to-maturity securities	—	(497)
Purchase of available-for-sale securities	(20,196)	(5,934)
Proceeds from sale of property and equipment	481	422
Purchase of property and equipment	(1,113)	(1,504)
Other	4	(50)
Cash flows from investing activities	(8,974)	2,417

Cash flows from financing activities:
Cash dividends paid	(1,032)	(1,025)
Net change in short-term borrowings	38	(30)
Repayment of long-term debt	(475)	(848)
Issuance of common stock and exercise of stock options	60	222
Cash flows from financing activities	(1,409)	(1,681)

Cash and cash equivalents:
Net increase (decrease)	(3,488)	1,054
Balance at beginning of year	5,383	633
Balance at end of period	$1,895	$1,687

See Note 7 for supplemental cash flow information.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ISCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 23, 2004

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

Note 2:  Inventories are valued at the lower of cost or market, principally on the last-in, first-out (LIFO) basis.  The composition of inventories was as follows:

	Apr 23, 2004	July 25, 2003
Raw Materials	$3,229	$3,526
Work-in-process	3,172	2,951
Finished goods	2,500	3,012
	$8,901	$9,489

Had inventories been valued on the first-in, first-out (FIFO) basis, they would have been approximately $2,357,000 and $2,303,000 higher than reported on the LIFO basis at April 23, 2004 and July 25, 2003, respectively.

Note 3:  During the nine month period ended April 23, 2004, the Company established a $605,000 reserve against inventory associated with the supercritical fluid extraction (SFE) product line to reflect a lower of cost or market adjustment.  The reserve was reflected as a charge to cost of sales in the nine month period ended April 23, 2004.  The reserve reflects information obtained which indicates the current value of the inventory will not be recoverable. During the second quarter of fiscal 2004 the Company communicated to its distribution channel its intent to divest this product line within the next fiscal quarter either via a sale of assets or a shutdown of operations.  During the third quarter of fiscal 2004, the Company began implementing the shutdown process.  No additional write-downs of assets were incurred in connection with this shutdown.

In addition to the inventory reserve, the Company recognized an impairment of $153,000 related to property and equipment associated with the SFE product line.  This charge was included in selling, general, and administrative expenses for the nine month period ended April 23, 2004.

Note 4:  Other assets were comprised of the following as of April 23, 2004 and July 25, 2003:

	Apr 23, 2004	Jul 25, 2003

Acquired intangible assets, net of accumulated amortization of $900,000 and $802,000	$786	$884
Investment in AFTCO	432	430
Cash value of life insurance	1,456	1,401
Notes receivable; due March 2008 - related party	1,000	1,000
Other	693	612
	$4,367	$4,327

Note 5:  Comprehensive income for the three month and nine month periods ended April 23, 2004 and April 25, 2003, was as follows:

	Three months ended		Nine months ended
	Apr 23 2004	Apr 25 2003	Apr 23 2004	Apr 25 2003

Net income	$941	$222	$3,083	$643
Other comprehensive income (loss), net of income tax (tax benefit):
Foreign currency translation adjustment	4	32	(10)	(2)
Unrealized holding gains (losses) on available-for-sale securities	(79)	(9)	(40)	(19)

Comprehensive income	$866	$245	$3,033	$622

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

	Three months ended		Nine months ended
	Apr 23 2004	Apr 25 2003	Apr 23 2004	Apr 25 2003

Net income, as reported	$941	$222	$3,083	$643
Less: Stock-based compensation determined under the fair value based method, net of income tax (tax benefit):	(99)	(59)	(244)	(188)
Add: Stock-based employee compensation expense included in reported net income, net of income tax (tax benefit):	337	5	482	100

Pro forma net income	$1,179	$168	$3,321	$555

Earnings per share:
Basic-As Reported	$0.16	$0.04	$0.54	$0.11
Basic-Pro forma	$0.21	$0.03	$0.58	$0.10

Diluted-As Reported	$0.16	$0.04	$0.52	$0.11
Diluted-Pro forma	$0.20	$0.03	$0.56	$0.09

Note 7:  Supplemental Cash Flow Information

The Company made income tax payments of $292,000 and $759,000 during the nine-month periods ended April 23, 2004 and April 25, 2003, respectively.

The Company made interest payments of $118,000 and $179,000 during the nine-month periods ended April 23, 2004 and April 25, 2003, respectively.

Note 8:  New Accounting Pronouncements

In January and December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (FIN 46) and No. 46, revised (FIN 46R), “Consolidation of Variable Interest Entities”. These statements, which address the accounting for entities commonly known as special-purpose or off-balance-sheet, require consolidation of certain interests or arrangements by virtue of holding a controlling financial interest in such entities. Certain provisions of FIN 46R related to interests in special purpose entities were applicable for the period ended December 31, 2003. The Company must apply FIN 46R to its interests subject to the interpretation as of the first annual period ending after March 15, 2004. Adoption of this new method of accounting for variable interest entities did not and is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 9:  Pending Merger

On April 8, 2004 Isco, Inc. and Teledyne Technologies Incorporated (Teledyne) jointly announced a definitive agreement which provides for the merger of Isco, Inc. with a wholly owned subsidiary of Teledyne. Upon the consummation of the merger, which is subject to the approval of Isco’s shareholders as well as other customary closing conditions, Teledyne will acquire all of the outstanding shares of Isco for $16.00 per share in cash. The aggregate consideration for the outstanding Isco shares will be approximately $96 million (including payments for the settlement of outstanding stock options) or approximately $76 million taking into account Isco’s net cash and investments at April 23, 2004.  A special shareholders’ meeting to vote on the merger will be held June 15, 2004.  If holders of two-thirds of the outstanding Isco common stock approve the merger, it will be completed on June 18, 2004.  Trading in Isco common stock is expected to cease effective the close of business on June 18, 2004.

Note 10:  Subsequent Event

In May, 2004, the Company received notice that it was entitled to a refund of certain policy premiums of approximately $650,000 on the health insurance plan the Company had in place for the calendar year ended December 31, 2002.  The Company anticipates receiving this refund within the next fiscal quarter.  Based on the terms of the policy refund, this gain contingency will be recognized as a reduction in operating expenses in the fourth quarter of the Company’s fiscal year 2004.

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

Third Quarter 2004 Pending Merger

On April 8, 2004 Isco, Inc. and Teledyne Technologies Incorporated (Teledyne) jointly announced a definitive agreement which provides for the merger of Isco, Inc. with a wholly owned subsidiary of Teledyne. Upon the consummation of the merger, which is subject to the approval of our shareholders as well as other customary closing conditions, Teledyne will acquire all of the outstanding shares of Isco for $16.00 per share in cash. The aggregate consideration for the outstanding Isco shares will be approximately $96 million (including payments for the settlement of outstanding stock options) or approximately $76 million taking into account Isco’s net cash and investments at April 23, 2004. A special shareholders’ meeting to vote on the merger will be held June 15, 2004.  If holders of two-thirds of the outstanding Isco common stock approve the merger, it will be completed on June 18, 2004.  Trading in Isco common stock is expected to cease effective the close of business on June 18, 2004.

Results of Operations

The following table sets forth, for the three-month and nine-month periods indicated, the percentages which certain components of the Condensed Consolidated Statements of Operations bear to net sales and the percentage of change of such components (based on actual dollars) compared with the same periods of the prior year.

	Three months ended			Nine months ended
	Apr 23 2004	Apr 25 2003	Change	Apr 23 2004	Apr 25 2003	Change
Net sales	100.0	100.0	20.2	100.0	100.0	17.5
Cost of sales	44.0	48.9	8.2	46.3	47.0	15.7
	56.0	51.1	31.5	53.7	53.0	19.0
Operating expenses:
Selling, general, & administrative	39.7	39.7	20.3	36.4	41.3	3.5
Research & engineering	9.2	10.6	3.7	9.5	10.8	3.7
	48.9	50.3	16.8	45.9	52.1	3.5

Income from operations	7.1	0.8	949.2	7.8	0.9	886.8

Other income (expense):
Investment income	0.7	0.7	17.6	0.8	1.0	1.6
Interest expense	(0.2)	(0.3)	(26.9)	(0.2)	(0.4)	(34.1)
Other, net	0.2	0.3	(16.0)	0.3	0.3	5.1
	0.7	0.7	23.6	0.9	0.9	18.9

Income before income taxes	7.8	1.5	518.9	8.7	1.8	463.0

Provision for income taxes	2.6	0.0	7,733.3	2.8	0.4	778.8

Net income	5.2	1.5	323.9	5.9	1.4	379.5

Net Sales Analysis and Review

Sales for the three-month period were $18.1 million which was $3.0 million or 20 percent higher than the prior year period and sales for the nine-month period were $52.6 million which was $7.8 million or 17 percent higher than the prior year.  The nine-month improvement included the benefit of $1.1 million in shipments from our previous year-end backlog.

Core products sales (wastewater samplers, flow meters, and liquid chromatography products) of $14.1 million for the quarter and $41.0 million for the nine-month period, were up 25 and 20 percent, respectively, as compared to the same periods of last year.  The quarterly improvement was driven by increased U.S. sales of all core products, particularly liquid chromatography, while the year-over-year improvement was due to increased global sales of all core products.  We believe a portion of the strong liquid chromatography sales growth is due to spending that was delayed by pharmaceutical companies in the previous fiscal year.

Sales of our non-core products (process monitoring, supercritical fluid extraction (SFE) and syringe pumps products) and services of $4.0 million for the quarter and $11.6 million for the nine-month period were up 6 percent and 11 percent, respectively, compared to the same periods of last year.  For the current quarter, sales of process monitoring products drove the majority of the growth, while SFE decreased due to our divestiture of this product line.  For the year, sales of process monitoring products also provided the majority of the increase.  This was the result of both improved economic conditions and the acceptance of newly introduced products.

U.S. sales for the three months and nine months were up 23 percent and 11 percent, respectively.  U.S. sales of our core products for the quarter and nine-month periods increased 27 and 13 percent, respectively, over the comparable periods of fiscal 2003.  Sales of liquid chromatography products drove both the three and nine month improvements with samplers and flow meters also contributing positive growth in both periods. U.S. sales of our non-core products and services for the three-month period increased by 3 percent and decreased by 1 percent for the nine-month comparison.  All non-core products and services except SFE showed increased sales to account for the increase in the quarter, while the decrease for the nine-month period was due to lower sales of syringe pumps products.

International sales for the three months and nine months increased 15 percent and 34 percent, respectively.  Sales of our core products for the same periods were up 19 percent and 43 percent, respectively, over last year.  Liquid chromatography sales increases drove the performance for the quarter while liquid chromatography and flow meter product sales contributed most to the nine month improvement.  International sales of our non-core products and services for the three months and nine months increased by 9 and 22 percent, respectively, in each period.  For the three-month period process monitoring products drove the increase while for the nine-month period process monitoring and SFE drove the increase.

During the three months and nine months, we received net orders of $19.0 million and $51.5 million, respectively. Net orders received were up 28 percent and 17 percent compared to the same periods last year.  The order backlog at April 23, 2004 was $6.6 million, down approximately 15 percent from the beginning of the fiscal year.

Net Income Analysis and Review

Our net income for the third quarter and nine months of fiscal 2004 was $0.9 million and $3.1 million, respectively, up approximately $0.7 million and $2.4 million, respectively from the prior year.  The improvement for both periods reported was due to increased income from operations. We generated income from operations of $1.3 million and $4.1 million, respectively, for the three months and nine months ended April 23, 2004.  For the same periods last year, we generated operating income of $0.1 million for the quarter and operating income of $0.4 million for the nine-month period.

The improvement in income from operations was primarily driven by the additional gross margin dollars generated by increased sales.  Offsetting the margin improvements was the negative gross margin impact of a $0.6 million write down of inventory associated with the divestiture of our supercritical fluid extraction (SFE) product line which was recorded primarily in the first quarter of fiscal 2004.  Operating expenses declined as a percentage of sales for the quarter and nine-month periods which also contributed to the improvement in operating income.

Gross margins, as a percentage of sales, were 56.0 and 53.7 percent for the three and nine-month periods, respectively, compared with 51.1 and 53.0 percent for the same periods last year, and increased in dollars by $2.4 million and $4.5 million, respectively.  Excluding the impact of the inventory write down, our gross margin for the nine month period would have been 54.9%.  Positive shifts in the sales mix in both product and geographic areas and benefits from cost improvements drove the quarter and year-over-year improvements.

Operating expenses increased by approximately $1.3 million for the quarter and $0.8 million for the nine-month period. On a percentage basis, operating expenses declined by 1.4% and 6.2% of net sales as compared to the same periods of the previous year.  The increase in operating expenses for the quarter resulted from professional fees associated with our pending merger with Teledyne Technologies, increases in the charges for stock-based compensation and increases in commissions associated with higher sales.  For the nine month period, operating expenses were impacted by the same items mentioned for the quarter, partially offset by higher costs incurred in the prior year in connection with severance costs associated with organizational restructuring in fiscal 2003.

Other income increased by $25,000 and $75,000, for the three-month and nine-month periods ended April 23, 2004, respectively, as compared to the same periods of the previous year.  This change resulted principally from lower interest expense due to the reduction in our outstanding debt.

Our effective income tax rate for the three months and nine months ended April 23, 2004 was 33.3 percent and 32.6 percent, respectively.  For the same periods last year our effective income tax rates were 2.6 percent and 20.9 percent, respectively.  The low effective rates for the third quarter and nine-month periods of the prior year were due to the minimal absolute dollar amount of pre-tax income and affects of exchange rates on the foreign net operating loss carryforwards.  The low effective tax rates for the current quarterly and year-to-date results were associated with the benefit of reduced tax liabilities associated with foreign sourced income.

Financial Condition and Liquidity

Our overall cash and investments increased to $19.5 million at April 23, 2004 from $14.7 million at the end of fiscal year 2003, an increase of $4.8 million.  Operating activities generated $6.9 million of cash during the nine month period ended April 23, 2004 compared with generating $0.3 million during the same period last year.  The major factors in the increase were the increase in net income and the change in operating assets and liabilities that resulted in a net increase of approximately $3.7 million in operating cash flow, primarily driven by reductions in inventory and increases in taxes and accounts payable.

We invested the cash available at the beginning of the year, provided from operations and generated from maturities of investments of $11.9 million, into long-term and short-term investments of $20.2 million.  We utilized the remaining cash available to purchase a net of $0.6 million in equipment, used cash of $0.4 million for the repayment of long and short term bank obligations and used $1.0 million for dividends.  Our net cash and cash equivalents position decreased by $3.5 million for the nine month period of fiscal 2004 compared to a net increase of $1.1 million in the same period of fiscal 2003 due to the timing of purchases and maturities of investments.

At April 23, 2004, we had working capital of $17.5 million and a current ratio of 3.0:1.  At period-end, our total long-term debt was $0.6 million with $32,000 payable within the next year.  In addition, we had lines of credit with various banks totaling $7.0 million of which approximately $4.5 million was available for future business needs.

New Accounting Pronouncements

In January and December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (FIN 46) and No. 46, revised (FIN 46R), “Consolidation of Variable Interest Entities”. These statements, which address the accounting for entities commonly known as special-purpose or off-balance-sheet, require consolidation of certain interests or arrangements by virtue of holding a controlling financial interest in such entities. Certain provisions of FIN 46R related to interests in special purpose entities were applicable for the period ended December 31, 2003. The Company applied FIN 46R to its interests subject to the interpretation in the third quarter of fiscal 2004. Adoption of this new method of accounting for variable interest entities did not and is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Factors Affecting Future Results

As we stated in our fiscal 2003 Form 10-K, we made the decision to divest the supercritical fluid extraction (SFE) product line and expected to complete the divestiture within fiscal 2004.  During the first and second quarter of fiscal 2004 we continued to actively review various alternatives. Based on the alternatives evaluated, we recorded non-cash charges of approximately $0.8 million associated with inventory and property during the first half of fiscal 2004.  During the second quarter of fiscal 2004 we communicated to our distribution channels our intent to divest this product line within the next fiscal quarter either via a sale of assets or a shutdown of operations.  During the third quarter of fiscal 2004, we took further actions to shutdown the operations of this product line, including the cessation of accepting orders from new and current customers.  We do not anticipate any additional material negative operational charge to impact our future performance as a result of these actions.

Related to our operational performance, we are very pleased with our continued improved performance in both sales and operational income on a quarter over quarter basis and for the nine-month period compared to the prior year.  While we expect to report sales and earnings above our fiscal 2003 level we remain cautious about our ability to sustain the growth in operating income performance into the future.  We continue to maintain a degree of caution about our ability to repeat the recent strong quarterly sales performance due to the influence on our sales of the continued pace of the global economic recovery and the short-term impact of activities and expenses associated with the pending merger with Teledyne Technologies, Inc.

On a positive note, in May, 2004, we received notice that we were entitled to a refund of certain policy premiums of approximately $650,000 on the health insurance plan we had in place for the calendar year ended December 31, 2002.  We anticipate receiving this refund within the next fiscal quarter.  Based on the terms of the policy refund, this gain contingency will be recognized as a reduction in operating expenses in the fourth quarter of our fiscal year 2004.

Market Risk

Interest rate risk and currency exchange risks are the primary market risks to which we are exposed.  We do not use derivative financial or commodity instruments.  Our other financial instruments include cash and cash equivalents, investments, accounts and notes receivable, accounts and notes payable and long-term debt.  Our cash and cash equivalents, investments, accounts and notes receivable, and accounts and notes payable balances are generally short-term in nature and do not expose our company to material market risk.  At April 23, 2004, we had approximately $0.6 million of fixed rate debt.  In addition, we had $7.0 million of variable rate credit facilities, of which approximately $2.5 million was outstanding under these credit facilities.  We do not believe that changes in interest rates on the debt and credit facilities would have a material effect on our results of operations, given our current obligations under these debt and credit facilities.  We are exposed to the impact of interest rate and market price changes on our investments portfolio.  Due to the nature of these investments being held in high grade corporate or government bonds, we believe our overall exposure to market risk is low.

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

There have been no material changes during the first nine months of fiscal 2004 with respect to the Company’s contractual obligations.  Details of the Company’s contractual obligations can be found in the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of the Company’s fiscal 2003 Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)                      Exhibits:

(10.1)	Employment Security Agreement with Douglas M. Grant, President and Chief Operating Officer of Isco, Inc.

(10.2)	Employment Security Agreement with Vicki L. Benne, Chief Financial Officer and Treasurer of Isco, Inc.

(10.3)	Employment Security Agreement with Dr. Vikas V. Padhye, Director of Sales and Marketing of Isco, Inc.

(31.1)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Robert W. Allington, Chief Executive Officer

(31.2)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Vicki L. Benne, Chief Financial Officer

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Robert W. Allington, Chief Executive Officer

(32.2)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Vicki L. Benne, Chief Financial Officer

(b)	Reports on Form 8-K: The Company furnished a Current Report on Form 8-K dated June 4, 2004 announcing earnings for the quarter ended April 23, 2004 and attaching a press release related thereto.

Isco, Inc. filed a Current Report on Form 8-K on April 8, 2004, for the purpose of reporting, under Item 5 and Item 9, the acquisition by Teledyne Technologies, Incorporated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISCO, INC.

Date: June 3, 2004	BY:	/s/Robert W. Allington
Robert W. Allington
Chairman and Chief Executive Officer

Date: June 3, 2004	BY:	/s/Vicki L. Benne
Vicki L. Benne
Chief Financial Officer and Treasurer